Form 10-Q
period 1994-03-31
CONNECTICUT LIGHT & POWER CO
filed 1994-05-10
CIK 23426

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1994
                                             --------------
                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                               ------     ------

                       Commission File Number 0-404
                                              -----

                  THE CONNECTICUT LIGHT AND POWER COMPANY
                  ---------------------------------------
          (Exact name of registrant as specified in its charter)

              CONNECTICUT                        06-0303850
              -----------                       ------------
      (State or other jurisdiction            (I.R.S. Employer
    of incorporation or organization)        Identification No.)

SELDEN STREET, BERLIN, CONNECTICUT                      06037-1616
- - -------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                              (203) 665-5000
                              --------------
           (Registrant's telephone number, including area code)

                              Not Applicable
                              --------------
           (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X        No
                                 ___           ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at April 29, 1994
                 -----                    -----------------------------
     Common Shares, $10.00 par value            12,222,930 shares



                   THE CONNECTICUT LIGHT AND POWER COMPANY


                             TABLE OF CONTENTS



                                                            Page No.
                                                            --------


Part I. Financial Information

   Item 1.   Financial Statements

        Balance Sheets - March 31, 1994
        and December 31, 1993                                 2

        Statements of Income - Three
        Months Ended March 31, 1994 and 1993                  4

        Statements of Cash Flows -
        Three Months Ended March 31, 1994 and 1993            5

        Notes to Financial Statements                         6

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                    9

Part II.     Other Information

   Item 1.   Legal Proceedings                               13

   Item 6.   Exhibits and Reports on Form 8-K                13

Signatures                                                     14

                                   PART I.  FINANCIAL INFORMATION

THE CONNECTICUT LIGHT AND POWER COMPANY

BALANCE SHEETS
(Unaudited)

                                                            March 31,     December 31,
                                                              1994            1993
                                                         --------------  -------------
                                                             (Thousands of Dollars)
ASSETS
- - ------

Utility Plant, at original cost:
  Electric.........................................      $   5,946,519   $  5,936,344

     Less: Accumulated provision for depreciation..          2,057,944      2,010,962
                                                         --------------  -------------
                                                             3,888,575      3,925,382
  Construction work in progress....................            132,170        121,177
  Nuclear fuel, net................................            163,041        156,878
                                                         --------------  -------------
      Total net utility plant......................          4,183,786      4,203,437
                                                         --------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market in 1994
   and at cost in 1993 (Note 2)<F2>................            161,442        147,657
  Investments in regional nuclear generating
   companies and subsidiary companies, at equity...             54,276         53,951
  Other, at cost...................................             14,177         14,184
                                                         --------------  -------------
                                                               229,895        215,792
                                                         --------------  -------------
Current Assets:
  Cash and special deposits........................              1,958          2,283
  Receivables, net.................................            235,260        210,805
  Accounts receivable from affiliated companies....              4,740         29,687
  Accrued utility revenues.........................             76,874         97,662
  Fuel, materials, and supplies, at average cost...             63,759         60,247
  Recoverable energy costs, net--current portion...              9,494          9,985
  Prepayments and other............................             44,012         33,697
                                                         --------------  -------------
                                                               436,097        444,366
                                                         --------------  -------------
Deferred Charges:
  Regulatory asset--income taxes, net..............          1,005,040      1,026,046
  Deferred costs--nuclear plants...................            165,249        185,909
  Unrecovered contract obligation--YAEC............             81,335         84,526
  Deferred conservation and load-management costs..            108,990        111,442
  Deferred DOE assessment..........................             39,374         39,279
  Recoverable energy costs, net....................             22,336         26,311
  Unamortized debt expense.........................              8,788          8,971
  Amortizable property investment..................              5,606          6,228
  Other............................................             61,619         45,073
                                                         --------------  -------------
                                                             1,498,337      1,533,785
                                                         --------------  -------------
      Total Assets.................................      $   6,348,115   $  6,397,380
                                                         ==============  =============

See accompanying notes to financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY

BALANCE SHEETS
(Unaudited)

                                                          March 31,     December 31,
                                                            1994            1993
                                                       --------------  -------------
                                                           (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- - ------------------------------

Capitalization:
  Common stock--$10 par value. Authorized
   24,500,000 shares; outstanding 12,222,930
   shares..........................................    $     122,229   $    122,229
  Capital surplus, paid in.........................          630,733        630,271
  Retained earnings................................          773,643        750,719
                                                       --------------  -------------
           Total common stockholder's equity.......        1,526,605      1,503,219
  Preferred stock not subject to mandatory
   redemption......................................          166,200        166,200
  Preferred stock subject to mandatory redemption..          230,000        230,000
  Long-term debt...................................        1,712,682      1,743,260
                                                       --------------  -------------
           Total capitalization....................        3,635,487      3,642,679
                                                       --------------  -------------
Obligations Under Capital Leases...................          135,146        121,892
                                                       --------------  -------------
Current Liabilities:
  Notes payable to banks...........................           65,000         95,000
  Notes payable to affiliated company..............          133,750          1,250
  Long-term debt and preferred stock--current
   portion.........................................          177,020        314,020
  Obligations under capital leases--current
   portion.........................................           56,799         55,526
  Accounts payable.................................           82,216        117,858
  Accounts payable to affiliated companies.........           37,995         52,179
  Accrued taxes....................................           85,125         36,114
  Accrued interest.................................           26,925         29,669
  Other............................................           26,708         32,287
                                                       --------------  -------------
                                                             691,538        733,903
                                                       --------------  -------------
Deferred Credits:
  Accumulated deferred income taxes................        1,563,886      1,575,965
  Accumulated deferred investment tax credits......          152,916        154,701
  Deferred contract obligation--YAEC...............           81,335         84,526
  Deferred DOE obligation..........................           31,523         31,523
  Other............................................           56,284         52,191
                                                       --------------  -------------
                                                           1,885,944      1,898,906
                                                       --------------  -------------

Commitments and Contingencies (Note 4)<F4>

                                                       --------------  -------------
           Total Capitalization and Liabilities....    $   6,348,115   $  6,397,380
                                                       ==============  =============

See accompanying notes to financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY

STATEMENTS OF INCOME
    (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                           --------------------------
                                                               1994           1993
                                                           -----------    -----------
                                                                           (Thousands

Operating Revenues....................................     $  619,815     $  627,134
                                                           -----------    -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power........        151,129        197,441
     Other............................................        140,203        150,932
  Maintenance.........................................         43,896         43,962
  Depreciation........................................         56,896         55,181
  Amortization of regulatory assets, net..............         29,810         27,451
  Federal and state income taxes......................         61,803         38,419
  Taxes other than income taxes.......................         47,282         46,547
                                                           -----------    -----------
        Total operating expenses......................        531,019        559,933
                                                           -----------    -----------
Operating Income......................................         88,796         67,201
                                                           -----------    -----------
Other Income:
  Deferred nuclear plants return--other funds.........          3,562          6,545
  Equity in earnings of regional nuclear generating
    companies.........................................          1,711          1,431
  Other, net..........................................          1,889            113
  Income taxes--credit................................          1,784          1,917
                                                           -----------    -----------
        Other income, net.............................          8,946         10,006
                                                           -----------    -----------
        Income before interest charges................         97,742         77,207
                                                           -----------    -----------
Interest Charges:
  Interest on long-term debt..........................         31,021         35,756
  Other interest......................................            236          1,511
  Deferred nuclear plants return--borrowed funds......         (2,105)        (3,909)
                                                           -----------    -----------
        Interest charges, net.........................         29,152         33,358
                                                           -----------    -----------
Income before cumulative effect of
  accounting change...................................         68,590         43,849
Cumulative effect of accounting change (Note 2)<F2>...           -            47,747
                                                           -----------    -----------
Net Income............................................     $   68,590     $   91,596
                                                           ===========    ===========




See accompanying notes to financial statements.

   THE CONNECTICUT LIGHT and POWER COMPANY
   STATEMENTS OF CASH FLOWS
          (Unaudited)
                                                                           Three Months Ended
                                                                               March 31,
                                                                     --------------------------
                                                                         1994           1993
                                                                     -----------    -----------
                                                                        (Thousands of Dollars)
   Cash Flows From Operations:
     Net Income .................................................    $    68,590    $   91,596
     Adjusted for the following:
       Depreciation .............................................         56,896        55,181
       Deferred income taxes and investment tax credits, net.....          6,937       (25,321)
       Deferred nuclear plants return, net of amortization.......         20,027         9,846
       Deferred fuel, net of amortization........................          4,465        60,524
       Deferred conservation and load-management costs,
         net of amortization.....................................          2,452          (207)
       Other sources of cash.....................................          8,816        46,797
       Other uses of cash........................................        (24,317)       (2,100)
       Changes in working capital:
         Receivables and accrued utility revenues................         21,280       (17,287)
         Fuel, materials, and supplies...........................         (3,512)        6,025
         Accounts payable........................................        (49,826)      (46,948)
         Accrued taxes...........................................         48,986         5,262
         Other working capital (excludes cash)...................        (20,459)       (8,339)
                                                                      -----------   -----------
   Net Cash Flows From Operations................................        140,335       175,029
                                                                      -----------   -----------

   Cash Flows Used For Financing Activities:
     Long-term debt..............................................        280,000          -
     Net increase (decrease) in short-term debt..................        102,500       (80,510)
     Reacquisitions and retirements of long-term debt
       and preferred stock.......................................       (447,011)      (10,011)
     Cash dividends on preferred stock...........................         (5,941)       (7,431)
     Cash dividends on common stock..............................        (39,726)      (40,092)
                                                                      -----------   -----------
   Net cash flows used for financing activities..................       (110,178)     (138,044)
                                                                      -----------   -----------
   Investment Activities:
     Investment in plant:
       Electric utility plant....................................        (33,490)      (32,930)
       Nuclear fuel..............................................         10,255        (8,740)
                                                                      -----------   -----------
     Net cash flows used for investments in plant................        (23,235)      (41,670)
     Other investment activities, net............................         (7,247)       (6,213)
                                                                      -----------   -----------
   Net cash flows used for investments...........................        (30,482)      (47,883)
                                                                      -----------   -----------
   Net Decrease In Cash for the Period...........................           (325)      (10,898)
   Cash and special deposits-beginning of period.................          2,283        12,104
                                                                      -----------   -----------
   Cash and special deposits-end of period.......................    $     1,958    $    1,206
                                                                      ===========   ===========

   See accompanying notes to financial statements.

                THE CONNECTICUT LIGHT AND POWER COMPANY

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


<F1>1.   General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of The Connecticut Light and Power Company (the company or CL&P) on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1994, the results of operations for the three months ended March 31, 1994 and 1993, and the statements of cash flows for the three months ended March 31, 1994 and 1993. The results of operations for the three months ended March 31, 1994 and 1993 are not necessarily indicative of the results expected for a full year.

Certain amounts in the accompanying financial statements of the company for the period ended March 31, 1993 have been reclassified to conform with the March 31, 1994 presentation.

<F2>2.  Changes in Accounting Principles

Statement of Financial Accounting Standards No. 115 (SFAS 115): In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 addresses the accounting and reporting for certain investments in debt and equity securities, and expands the use of fair value accounting for these securities. SFAS 115 is applicable to CL&P with respect to its investments in nuclear decommissioning trusts.

SFAS 115 requires investments in decommissioning trusts to be presented at fair value and was adopted by CL&P on a prospective basis in the first quarter of 1994.

As a result of the adoption of SFAS 115, CL&P increased its investment in nuclear decommissioning trusts by approximately $6.5 million, with a corresponding offset to the accumulated provision for depreciation. The $6.5 million increase represents the cumulative total gross unrealized holding gains for 1994. There was no increase in funding of the trusts nor any impact on earnings as a result of the adoption of SFAS 115.

Property Taxes: CL&P adopted a one-time change in the method of accounting for municipal property tax expense for their Connecticut properties. Most municipalities in Connecticut assess property values as of October 1. Prior to January 1, 1993, CL&P accrued Connecticut property tax expense over the period October 1 through September 30 based on the lien-date method. In the first quarter of 1993, CL&P changed its method of accounting for Connecticut municipal property taxes to recognize the expense from July 1 through June 30, to match the payments and services provided by the municipalities. This one-time change increased net income by approximately $47.7 million for CL&P in 1993.

<F3>3.   Capitalization

On February 17, 1994, CL&P issued $140 million of First and Refunding Mortgage Bonds, 1994 Series A and $140 million of First and Refunding Mortgage Bonds, 1994 Series B. The 1994 Series A Bonds bear interest at an annual rate of 5-1/2 percent, and will mature on February 1, 1999. The 1994 Series B Bonds bear interest at an annual rate of 6-1/8 percent, and will mature on February 1, 2004.

The net proceeds from the issuance and sale of 1994 Series A Bonds and 1994 Series B Bonds, together with proceeds from the issuance of short-term debt, were used to redeem at their general redemption prices the following outstanding CL&P First Mortgage Bonds on March 22, 1994: The 4-1/2 percent Series 1964 ($12 million), the 5-5/8 percent Series 1967 ($20 million), the 6-1/2 percent Series 1968 ($10 million), the 7-1/8 percent Series 1968 ($25 million), the 7-5/8 percent Series 1971 ($30 million), the 7-1/2 percent Series 1972 ($35 million), the 7-1/2 percent Series 1973 ($40 million), the 6 percent Series S ($30 million), the 6-7/8 percent Series U ($40 million), the 7-3/8 percent Series X ($30 million), and the 7-5/8 percent Series Z ($50 million).

<F4>4.  Commitments and Contingencies

Construction Program: For information regarding CL&P's construction program, see the Notes to Financial Statements in CL&P's 1993 Form 10-K.

Nuclear Performance: For information regarding nuclear performance and the recovery of replacement power costs, see the Notes to Financial Statements in CL&P's 1993 Form 10-K.

Environmental Matters: For information regarding Environmental Matters, see the Notes to Financial Statements in CL&P's 1993 Form 10-K.

Nuclear Insurance Contingencies: For information regarding Nuclear Insurance Contingencies, see the Notes to Financial Statements in CL&P's 1993 Form 10-K.

Financing Arrangements for the Regional Nuclear Generating Companies: For information regarding Financing Arrangements for the Regional Nuclear Generating Companies, see the Notes to Financial Statements in CL&P's 1993 Form 10-K.

Purchased Power Arrangements: For information regarding Purchased Power Arrangements, see the Notes to Financial Statements in CL&P's 1993 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Financial Statements in CL&P's 1993 Form 10-K.

Great Bay Power Corporation (GBPC):   For information regarding GBPC, see the
Notes to Financial Statements in CL&P's 1993 Form 10-K.

Property Taxes: For information regarding Property Taxes, see the Notes to Financial Statements in CL&P's 1993 Form 10-K.

                   THE CONNECTICUT LIGHT AND POWER COMPANY

              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


This section contains management's assessment of The Connecticut Light and Power Company's (CL&P or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with the company's financial statements and footnotes and the 1993 Form 10-K.

FINANCIAL CONDITION

Overview

The company's net income decreased to $68.6 million for the three months ended March 31, 1994, from $91.6 million for the same period in 1993. Net income in 1993 reflects the cumulative effect of a change in accounting for Connecticut municipal property taxes. The company adopted a one-time change in the method of accounting for municipal property tax expense in the first quarter of 1993. This change resulted in a one-time contribution to net income of $47.7 million.

Net income before the cumulative effect of the change in accounting for property taxes was $43.8 million in 1993. The increase in net income from 1993, excluding the one-time accounting change, is primarily attributable to higher retail sales in 1994 due primarily to a cold winter, increased revenues from the July 1993 retail rate increase, lower operation and maintenance expenses and lower interest costs. These increases were partially offset by lower 1994 revenues from sales to other utilities.

Accounting Standards

In 1994, the company adopted Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 supersedes or amends other accounting pronouncements related to the accounting for marketable securities. As a result of the adoption of SFAS No. 115, the company increased its investment in nuclear decommissioning trusts by approximately $6.5 million with a corresponding offset to the accumulated provision for depreciation. The increase represents the cumulative unrealized gains on the investments in the nuclear decommissioning trusts. The adoption of SFAS No. 115 has had no impact on net income.

See the "Notes to Financial Statements" for additional information on this new accounting standard.

Rate Matters

The ability of retail customers to select an electricity supplier other than a local electric company and then force the local electric utility to transmit the power to the customer's site is known as "retail wheeling." While wholesale wheeling is mandated by the Energy Policy Act of 1992 under certain circumstances, retail wheeling is not required in the company's jurisdiction.

The Connecticut Department of Public Utility Control (DPUC) has established a docket which is investigating whether retail wheeling should be permitted in the state. The DPUC docket is intended as a follow-up and an update to a 1987 report by the DPUC to the Legislature, which concluded that retail wheeling was not in the best interest of Connecticut at the time. A draft decision is scheduled for late June 1994.

CL&P has a mechanism that has been in operation since 1979 that was designed to recover or to refund certain fuel costs if the nuclear units do not operate at a predetermined capacity factor (the Generation Utilization Adjustment Clause (GUAC)). In January 1994, the DPUC issued a decision ordering CL&P not to include a GUAC amount in customers' bills through August 1994. The DPUC found that CL&P overrecovered its fuel costs during the 1992-1993 GUAC period and offset the amount of the overrecovery against the unrecovered GUAC balance. The effect of the order was a disallowance of $7.9 million. The DPUC further ordered that any GUAC deferred charges subsequent to July 1993 will be offset by any fuel overrecoveries. The DPUC's decision creates some uncertainty about the future operation of the GUAC. CL&P has requested further clarification of the decision and has appealed it in court. CL&P does not expect that the decision will have a material adverse effect on future results of operations.

Outages that occurred over the period October 1990 through February 1992 at the Millstone nuclear units have been the subject of five ongoing prudence reviews in Connecticut. CL&P has received final decisions from the DPUC on four of the reviews. The Connecticut Office of Consumer Counsel (OCC) has appealed decisions favorable to the company in two dockets. The exposure under these two dockets is approximately $66 million. The DPUC has suspended a third docket, pending the outcome of one of the appeals. The exposure under this docket is $26 million. An additional nuclear outage prudence docket before the DPUC is the docket established to review the 1992 outage at Millstone 2 to replace the steam generators. CL&P has requested the DPUC to terminate the docket without hearings for the reason that no party has claimed that CL&P acted imprudently. Management believes that its actions with respect to all of these outages have been prudent, and it does not expect the outcome of the prudence reviews to result in material disallowances.

In December 1993, CL&P filed a proposed settlement for the conservation adjustment mechanism with the DPUC. The settlement proposed 1994 conservation and load management (C&LM) expenditures of $39 million, reduction in the recovery period from 8 to 3.85 years and other changes in program designs, performance incentives, and cost recovery. The company also requested an additional $1 million for state-mandated energy efficiency programs for state buildings. The DPUC has issued a draft decision which accepts CL&P's proposed accelerated recovery period for 1994 programs. Unrecovered C&LM costs at March 31, 1994 were $109.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations decreased $34.6 million for the first three months of 1994, compared with the same period in 1993, primarily due to decreased revenues from replacement power cost recoveries under the GUAC. Cash used for financing activities was $27.9 million lower in 1994, as compared with 1993, primarily due to a net increase in short-term debt, partially offset by higher reacquisitions and retirements of long-term debt from refinancing activity. Cash used for investments was $17.4 million lower in 1994, as compared with 1993, primarily due to nuclear fuel purchases in December 1993 that were not transferred to the nuclear fuel trust until January 1994.

The company and Western Massachusetts Electric Company (WMECO) utilize a nuclear fuel trust to finance nuclear fuel requirements for Millstone 1, 2, and 3. The company's nuclear fuel expenditures amounted to $6.7 million for the three months ended March 31, 1994 as compared to $11.0 million for the same period in 1993.

The company's construction program expenditures, including allowance for funds used during construction (AFUDC), amounted to $33.5 million for the first three months of 1994 as compared to $32.9 million during the same period in 1993. The construction program's main focus is maintaining and upgrading the existing transmission and distribution system as well as nuclear and fossil-generating facilities. The company does not foresee the need for new major generating facilities at least until the year 2007.

RESULTS OF OPERATIONS

Comparison of the First Quarter of 1994 with the First Quarter of 1993
- - ----------------------------------------------------------------------

Operating revenues decreased $7.3 million in the first quarter of 1994 compared with the same period in 1993. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                     Increase/(Decrease)
- - -----------------------------                     -------------------
                                                      (Millions of Dollars)

Regulatory decisions                                     $ 13.6
Fuel and purchased power cost recoveries                  (15.9)
Sales volume                                               18.7
Other revenues                                            (23.7)
                                                         ------
Total revenue change                                     $(7.3)
                                                         ======

Revenues related to regulatory decisions increased primarily because of the retail rate increase in July 1993. Fuel and purchased power cost recoveries decreased in the first quarter of 1994 primarily due to lower GUAC recoveries in 1994. Sales volume revenue increased primarily as a result of higher retail sales in 1994. Retail sales increased 9.2 percent for the first quarter of 1994 compared to 1993 primarily because the first quarter of 1994 was much colder. Other revenues decreased primarily because of lower 1994 sales to other utilities.

Fuel, purchased, and net interchange power expense decreased $46.3 million in 1994, as compared to 1993 primarily because of previously deferred replacement-power costs that were determined to be not recoverable in 1993 as a result of regulatory reviews and the timing in the recognition of fuel expenses under the provisions of CL&P's GUAC mechanism, partially offset by a higher level of energy purchases from other utilities.

Other operation and maintenance expenses decreased $10.8 million in 1994, as compared to 1993, primarily due to the establishment of a reserve for obsolete inventory in 1993, lower 1994 costs for inspection and overhauls at various fossil generating units, lower 1994 payroll and benefit costs and lower 1994 storm costs, partially offset by higher 1994 costs for nuclear outages.

Amortization of regulatory assets, net increased $2.4 million in 1994, as compared to 1993, primarily because the amortization in 1994 of costs paid by CL&P to the developers of two wood-to-energy plants in July 1993 and higher 1994 amortization of Millstone 3 and Seabrook 1 phase-in costs, partially offset by lower 1994 expenses associated with the recovery of Hydro-Quebec transmission support payments.

Deferred nuclear plants return decreased $4.8 million in 1994, as compared to 1993, primarily because additional Millstone 3 investment was phased into rates on January 1, 1994.

Interest on long-term debt decreased $4.7 million in 1994, as compared to 1993, primarily because of lower average interest rates as a result of the company's refinancing activities.

Federal and state income taxes increased $23.5 million in 1994, as compared to 1993, primarily because of higher book taxable income.

The cumulative effect of the accounting change of $47.7 million in 1993 represents the one-time change in the method of accounting for Connecticut municipal property tax expense recognized in the first quarter of 1993.

                           PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

        1.   On September 30, 1993, 29 participants in the New England
Power Pool (NEPOOL) (including CL&P) filed the 30th Amendment to the NEPOOL Agreement (Amendment) at the Federal Energy Regulatory Commission (FERC).
The Amendment establishes a minimum size for generating units to be considered for designation as "Pool-Planned Units." Such designation entitles the owners of an interest in a unit to have their shares of the output of the unit transmitted to them under a transmission rate that is generally more favorable than the rates that would be available in the absence of such a designation. Massachusetts Municipal Wholesale Electric Company and several other municipal electric utilities moved to intervene and protest the Amendment, claiming that it discriminates against transmission dependent utilities.

               On April 11, 1994, the FERC issued an Order setting the Amendment for a "paper hearing" in May 1994. FERC intends to address whether the Amendment eliminates transmission access and the discounted rates for Pool-Planned Units. FERC has also broadened the proceeding to consider whether NEPOOL's activities in this are consistent with the standards of the Federal Power Act.

Item 6. Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K:

            No reports on Form 8-K have been filed during this
              reporting period.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                             THE CONNECTICUT LIGHT AND POWER COMPANY
                             ---------------------------------------
                                         Registrant





Date      May 9, 1994       By  /s/ Bernard M. Fox
      --------------------        ------------------------------
                                      Bernard M. Fox
                                      Vice Chairman and Director




Date      May 9, 1994        By  /s/ John W. Noyes
      --------------------       -----------------------------
                                   John W. Noyes
                              Vice President and
                                   Controller