Form 10-Q
period 1994-06-30
CONNECTICUT LIGHT & POWER CO
filed 1994-08-12
CIK 23426

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1994
                                             -------------
                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                               ------     ------

                       Commission File Number 0-404
                                              -----

                  THE CONNECTICUT LIGHT AND POWER COMPANY
                  ---------------------------------------
          (Exact name of registrant as specified in its charter)

              CONNECTICUT                        06-0303850
              -----------                       ------------
      (State or other jurisdiction            (I.R.S. Employer
    of incorporation or organization)        Identification No.)

SELDEN STREET, BERLIN, CONNECTICUT                      06037-1616
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

                             Yes  X        No
                                 ___           ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at July 29, 1994
                 -----                    ----------------------------
     Common Shares, $10.00 par value            12,222,930 shares





                   THE CONNECTICUT LIGHT AND POWER COMPANY


                             TABLE OF CONTENTS




                                                          Page No.
                                                          --------


Part I.   Financial Information

     Item 1.   Financial Statements

          Balance Sheets - June 30, 1994
          and December 31, 1993                                 2

          Statements of Income - Three and Six
          Months Ended June 30, 1994 and 1993                   4

          Statements of Cash Flows -
          Six Months Ended June 30, 1994 and 1993               5

          Notes to Financial Statements                         6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                    9

Part II.  Other Information

     Item 1.   Legal Proceedings                               15

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                17

     Item 5.   Other Information                               17

     Item 6.   Exhibits and Reports on Form 8-K                17

Signatures                                                     18



















                            PART I.  FINANCIAL INFORMATION

THE CONNECTICUT LIGHT AND POWER COMPANY

BALANCE SHEETS
(Unaudited)

                                                               June 30,     December 31,
                                                                 1994           1993
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
- ------

Utility Plant, at original cost:
  Electric................................................  $  6,002,962   $  5,936,344

     Less: Accumulated provision for depreciation.........     2,103,643      2,010,962
                                                            -------------  -------------
                                                               3,899,319      3,925,382
  Construction work in progress...........................       105,161        121,177
  Nuclear fuel, net.......................................       161,097        156,878
                                                            -------------  -------------
      Total net utility plant.............................     4,165,577      4,203,437
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 2)<F2>..       164,038        147,657
  Investments in regional nuclear generating
   companies and subsidiary companies, at equity..........        54,605         53,951
  Other, at cost..........................................        14,165         14,184
                                                            -------------  -------------
                                                                 232,808        215,792
                                                            -------------  -------------
Current Assets:
  Cash and special deposits...............................           604          2,283
  Receivables, net........................................       198,087        210,805
  Accounts receivable from affiliated companies...........         4,101         29,687
  Accrued utility revenues................................        86,612         97,662
  Fuel, materials, and supplies, at average cost..........        64,014         60,247
  Recoverable energy costs, net--current portion..........         1,972          9,985
  Prepayments and other...................................        32,492         33,697
                                                            -------------  -------------
                                                                 387,882        444,366
                                                            -------------  -------------
Deferred Charges:
  Regulatory asset--income taxes, net.....................       990,087      1,026,046
  Deferred costs--nuclear plants..........................       144,297        185,909
  Unrecovered contract obligation--YAEC...................        77,919         84,526
  Deferred conservation and load-management costs.........       107,755        111,442
  Deferred DOE assessment.................................        37,033         39,279
  Recoverable energy costs, net...........................        28,678         26,311
  Unamortized debt expense................................         8,453          8,971
  Amortizable property investment.........................         4,983          6,228
  Other...................................................        63,892         45,073
                                                            -------------  -------------
                                                               1,463,097      1,533,785
                                                            -------------  -------------
      Total Assets........................................  $  6,249,364   $  6,397,380
                                                            =============  =============

See accompanying notes to financial statements.















THE CONNECTICUT LIGHT AND POWER COMPANY

BALANCE SHEETS
(Unaudited)

                                                             June 30,     December 31,
                                                               1994           1993
                                                          -------------  -------------
                                                              (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization:
  Common stock--$10 par value. Authorized
   24,500,000 shares; outstanding 12,222,930
   shares...............................................  $    122,229   $    122,229
  Capital surplus, paid in..............................       631,213        630,271
  Retained earnings.....................................       767,051        750,719
                                                          -------------  -------------
           Total common stockholder's equity............     1,520,493      1,503,219
  Preferred stock not subject to mandatory
   redemption...........................................       166,200        166,200
  Preferred stock subject to mandatory redemption.......       230,000        230,000
  Long-term debt........................................     1,676,083      1,743,260
                                                          -------------  -------------
           Total capitalization.........................     3,592,776      3,642,679
                                                          -------------  -------------
Obligations Under Capital Leases........................       129,293        121,892
                                                          -------------  -------------
Current Liabilities:
  Notes payable to banks................................       144,500         95,000
  Notes payable to affiliated company...................        27,500          1,250
  Commercial paper......................................        69,500           -
  Long-term debt and preferred stock--current
   portion..............................................       177,546        314,020
  Obligations under capital leases--current
   portion..............................................        55,037         55,526
  Accounts payable......................................        74,691        117,858
  Accounts payable to affiliated companies..............        28,755         52,179
  Accrued taxes.........................................        23,705         36,114
  Accrued interest......................................        28,734         29,669
  Other.................................................        29,335         32,287
                                                          -------------  -------------
                                                               659,303        733,903
                                                          -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.....................     1,559,096      1,575,965
  Accumulated deferred investment tax credits...........       151,131        154,701
  Deferred contract obligation--YAEC....................        77,919         84,526
  Deferred DOE obligation...............................        28,702         31,523
  Other.................................................        51,144         52,191
                                                          -------------  -------------
                                                             1,867,992      1,898,906
                                                          -------------  -------------
Commitments and Contingencies (Note 4)<F4>
                                                          -------------  -------------
           Total Capitalization and Liabilities.........  $  6,249,364   $  6,397,380
                                                          =============  =============

See accompanying notes to financial statements.








































THE CONNECTICUT LIGHT AND POWER COMPANY

STATEMENTS OF INCOME
    (Unaudited)

                                                     Three Months Ended     Six Months Ended
                                                          June 30,              June 30,
                                                    ------------------- -----------------------
                                                       1994      1993       1994        1993
                                                    --------- --------- ----------- -----------
                                                               (Thousands of Dollars)

Operating Revenues................................. $551,135  $559,894  $1,170,950  $1,187,028
                                                    --------- --------- ----------- -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....  137,249   161,729     288,378     359,170
     Other.........................................  143,232   151,329     283,435     302,261
  Maintenance......................................   48,024    46,011      91,920      89,973
  Depreciation.....................................   55,695    54,527     112,591     109,708
  Amortization of regulatory assets, net...........   30,012    27,125      59,822      54,576
  Federal and state income taxes...................   37,601    27,195      99,404      65,614
  Taxes other than income taxes....................   41,132    44,203      88,414      90,750
                                                    --------- --------- ----------- -----------
        Total operating expenses...................  492,945   512,119   1,023,964   1,072,052
                                                    --------- --------- ----------- -----------
Operating Income...................................   58,190    47,775     146,986     114,976
                                                    --------- --------- ----------- -----------
Other Income:
  Deferred nuclear plants return--other funds......    3,376     6,661       6,938      13,206
  Equity in earnings of regional nuclear
    generating companies...........................    1,940     1,403       3,651       2,834
  Other, net.......................................    3,562    (9,711)      5,451      (9,598)
  Income taxes--credit.............................    1,531     1,018       3,315       2,935
                                                    --------- --------- ----------- -----------
        Other income, net..........................   10,409      (629)     19,355       9,377
                                                    --------- --------- ----------- -----------
        Income before interest charges.............   68,599    47,146     166,341     124,353
                                                    --------- --------- ----------- -----------
Interest Charges:
  Interest on long-term debt.......................   29,395    32,554      60,416      68,310
  Other interest...................................    2,020     4,485       2,256       5,996
  Deferred nuclear plants return--borrowed funds...   (1,978)   (3,668)     (4,083)     (7,577)
                                                    --------- --------- ----------- -----------
        Interest charges, net......................   29,437    33,371      58,589      66,729
                                                    --------- --------- ----------- -----------
Income before cumulative effect of
  accounting change................................   39,162    13,775     107,752      57,624
Cumulative effect of accounting change.............     -         -           -         47,747
                                                    --------- --------- ----------- -----------
Net Income......................................... $ 39,162  $ 13,775  $  107,752  $  105,371
                                                    ========= ========= =========== ===========





See accompanying notes to financial statements.































   THE CONNECTICUT LIGHT and POWER COMPANY
   STATEMENTS OF CASH FLOWS
          (Unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                     --------------------------
                                                                         1994           1993
                                                                      -----------   -----------
                                                                         (Thousands of Dollars)
   Cash Flows From Operations:
     Net Income .................................................    $   107,752    $  105,371
     Adjusted for the following:
       Depreciation .............................................        112,591       109,708
       Deferred income taxes and investment tax credits, net.....         12,124       (38,239)
       Deferred nuclear plants return, net of amortization.......         40,346        26,866
       Deferred energy costs, net of amortization................          5,646       104,060
       Deferred conservation and load-management costs,
         net of amortization.....................................          3,687        (2,401)
       Other sources of cash.....................................          8,927        65,064
       Other uses of cash........................................        (28,901)       (1,880)
       Changes in working capital:
         Receivables and accrued utility revenues................         49,354       (31,290)
         Fuel, materials, and supplies...........................         (3,767)        6,035
         Accounts payable........................................        (66,591)      (23,088)
         Accrued taxes...........................................        (12,409)      (40,528)
         Other working capital (excludes cash)...................         (2,682)       (4,318)
                                                                      -----------   -----------
   Net cash flows from operations................................        226,077       275,360
                                                                      -----------   -----------

   Cash Flows Used For Financing Activities:
     Long-term debt..............................................        395,000          -
     Net increase in short-term debt.............................        145,250        58,260
     Reacquisitions and retirements of long-term debt
       and preferred stock.......................................       (600,213)     (174,307)
     Cash dividends on preferred stock...........................        (11,970)      (14,783)
     Cash dividends on common stock..............................        (79,450)      (80,183)
                                                                      -----------   -----------
   Net cash flows used for financing activities..................       (151,383)     (211,013)
                                                                      -----------   -----------
   Investment Activities:
     Investment in plant:
       Electric utility plant....................................        (70,129)      (62,347)
       Nuclear fuel..............................................          7,684           112
                                                                      -----------   -----------
     Net cash flows used for investments in plant................        (62,445)      (62,235)
     Other investment activities, net............................        (13,928)      (12,650)
                                                                      -----------   -----------
   Net cash flows used for investments...........................        (76,373)      (74,885)
                                                                      -----------   -----------
   Net Decrease In Cash for the Period...........................         (1,679)      (10,538)
   Cash and special deposits-beginning of period.................          2,283        12,104
                                                                      -----------   -----------
   Cash and special deposits-end of period.......................    $       604    $    1,566
                                                                      ===========   ===========

   See accompanying notes to financial statements.






























                THE CONNECTICUT LIGHT AND POWER COMPANY

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


<F1>1.   General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of The Connecticut Light and Power Company (the company or CL&P) on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1994, the results of operations for the three and six months ended June 30, 1994 and 1993, and the statements of cash flows for the six months ended June 30, 1994 and 1993. The results of operations for the three and six months ended June 30, 1994 and 1993 are not necessarily indicative of the results expected for a full year.

Certain amounts in the accompanying financial statements of the company for the period ended June 30, 1993 have been reclassified to conform with the June 30, 1994 presentation.

<F2>2.    Changes in Accounting Principles

Statement of Financial Accounting Standards No. 115 (SFAS 115): In May 1993, the Financial Accounting Standards Board issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 addresses the accounting and reporting for certain investments in debt and equity securities, and expands the use of fair value accounting for these securities. SFAS 115 is applicable to CL&P with respect to its investments in nuclear decommissioning trusts.

SFAS 115 requires investments in decommissioning trusts to be presented at fair value and was adopted by CL&P on a prospective basis in the first quarter of 1994.

As a result of the adoption of SFAS 115, CL&P increased its investment in nuclear decommissioning trusts by approximately $2.4 million as of June 30, 1994, with a corresponding offset to the accumulated provision for depreciation. The $2.4 million increase represents cumulative gross unrealized holding gains of $6.5 million offset by cumulative unrealized holding losses of $4.1 million. There was no increase in funding of the trusts, nor any impact on earnings as a result of the adoption of SFAS 115.

<F3>3.   Capitalization

On June 1, 1994, CL&P issued $115 million of First and Refunding Mortgage Bonds, 1994 Series C. The 1994 Series C Bonds bear interest at an annual rate of 8-1/2 percent, and will mature on June 1, 2024.

The net proceeds from the issuance and sale of 1994 Series C Bonds, together with the proceeds from the issuance of short-term debt, were used to retire $60.6 million principal amount of the 9-1/2 percent Series RR Bonds
(Series RR), reacquired in open market purchases, redeem $14.2 million at par of Series RR through sinking- and improvement-fund requirements; and retire $40.3 million principal amount of 9-3/8 percent Series SS Bonds (Series SS), reacquired in open market purchases.

On June 13 and June 15, 1994, CL&P extinguished its obligations with respect to approximately $35 million principal amount of remaining obligations on Series SS. CL&P extinguished its remaining obligations on Series SS by depositing funds into an irrevocable trust. Therefore, under the terms of the CL&P Bond Indenture, Series SS is no longer considered an outstanding obligation of CL&P.

<F4>4.    Commitments and Contingencies

Construction Program: For information regarding CL&P's construction program, see the Notes to Financial Statements in CL&P's 1993 Form 10-K.

Nuclear Performance: On July 6, 1994, the Connecticut Department of Public Utility Control (DPUC) terminated its investigation of the Millstone 2 steam generator replacement project. The DPUC ruled that CL&P had acted prudently with respect to costs associated with the project. For further information related to Nuclear Performance, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, CL&P's March 31, 1994 Form 10-Q, and the Notes to Financial Statements in CL&P's 1993 Form 10-K.

Environmental Matters:  For information regarding Environmental Matters, see
Part II, Item 5-Other Information in this Form 10-Q and the Notes to Financial Statements in CL&P's 1993 Form 10-K.

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

Purchased Power Arrangements: For information regarding Purchased Power Arrangements, see the Notes to Financial Statements in CL&P's 1993 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Financial Statements in CL&P's 1993 Form 10-K.

Great Bay Power Corporation (GBPC):   For information regarding GBPC, see
Part II, Item 1 - Legal Proceedings in this Form 10-Q and the Notes to Financial Statements in CL&P's 1993 Form 10-K.

Property Taxes: For information regarding Property Taxes, see the Notes to Financial Statements in CL&P's 1993 Form 10-K.

<F5>5.    Subsequent Event

On August 2, 1994, the Federal Energy Regulatory Commission (FERC) approved a Bulk Power Supply Service Contract (the contract) between CL&P and Western Massachusetts Electric Company (WMECO), a wholly- owned subsidiary of NU, and the Town of Madison Department of Electric Works (MEW), a former wholesale customer of Central Maine Power Company (CMP). This contract will commence on September 1, 1994 and is expected to generate revenues aggregating approximately $140 million to CL&P and WMECO over the nine year and four month contract term.

The FERC has also concurrently approved a settlement agreement between CL&P and WMECO, MEW, and CMP. This settlement agreement resolves all outstanding issues between the parties related to the contract. As part of the settlement agreement, CL&P will make settlement payments to CMP of approximately $6.97 million over a seven year period.


                   THE CONNECTICUT LIGHT AND POWER COMPANY

              Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


This section contains management's assessment of The Connecticut Light and Power Company's (CL&P or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with the company's financial statements and footnotes and the 1993 Form 10-K and the First Quarter 1994 Form 10-Q.

FINANCIAL CONDITION

Overview

The company's net income increased to approximately $108 million for the six months ended June 30, 1994, from approximately $105 million for the same period in 1993. The 1993 earnings reflect the cumulative effect of a change in the method of accounting for Connecticut municipal property tax expense adopted by the company in the first quarter of 1993. This change resulted in a one-time contribution to 1993 net income of approximately $48 million. Net income increased to approximately $39 million for three months ended June 30, 1994, from approximately $14 million for the same period in 1993 .

The increases in net income from 1993 for the three- and six-month periods, before the effect of the one-time accounting change, are primarily attributable to higher retail sales resulting from a colder winter and an unusually hot June in 1994 and an improvement in the Connecticut economy, increased revenues from the July 1993 retail rate increase, lower operation expenses, lower interest costs and disallowances in 1993 resulting from the company's rate decision. These increases were partially offset by lower 1994 revenues from sales to other utilities.

Regulatory Matters

The ability of a retail customer to select an electricity supplier other than a local electric company and then use the local electric utility to transmit the power to the customer's site is known as "retail wheeling." While wholesale wheeling is mandated by the Energy Policy Act of 1992 under certain circumstances, retail wheeling is generally not required.

On August 5, 1994, The Connecticut Department of Public Utility Control
(DPUC) issued a draft decision in its investigation into whether retail wheeling should be permitted in the state. The DPUC concluded that retail wheeling is not now in the best interest of Connecticut and should not begin at least until the state's utilities need more generating capacity, which for the company is in 2007. The draft decision also recognizes that Connecticut's utilities must aggressively plan for increasing competition through continued cost containment and creative rate offerings. The DPUC is scheduled to issue a final decision on September 9, 1994.

The company has a mechanism that has been in operation since 1979 that was designed to recover or to refund certain fuel costs if the nuclear units do not operate at a predetermined capacity factor (the Generation Utilization Adjustment Clause (GUAC)). In January 1994, the DPUC issued a decision ordering the company not to include a GUAC amount in customers' bills through August 1994. The DPUC found that the company overrecovered its fuel costs during the 1992-1993 GUAC period and offset a portion of the amount of the overrecovery against the unrecovered GUAC balance. The effect of the order was a disallowance of approximately $8 million which was recognized in 1993. The DPUC further ordered that any GUAC deferred charges subsequent to July 1993 will be offset by any fuel overrecoveries. The DPUC's decision creates some uncertainty about the future operation of the GUAC. The company has appealed the decision in court. For the subsequent GUAC period (August 1993-July 1994), there was a balance of approximately $28 million for replacement power costs deferred under the GUAC as of June 30, 1994. The company has established a reserve for $8 million in expectation of a similar DPUC decision for the 1993-1994 GUAC period.

In July 1994 the DPUC terminated its investigation of the 1992 Millstone 2 generator replacement project and ruled that there was no evidence of imprudence on the part of the company in the failure of the original generators or in the replacement of these generators.

In June 1994, the DPUC approved the company conservation adjustment mechanism settlement which was proposed in December 1993. The settlement approved 1994 conservation and load management (C&LM) expenditures of $39 million, reduction in the recovery period for new expenditures from 8 to 3.85 years and other changes in program design, performance incentives, and cost recovery. An additional 1994 C&LM expenditure of $1 million for state-mandated programs for state buildings was also approved. Unrecovered C&LM costs at June 30, 1994 were approximately $108 million. These costs are being recovered over periods ranging from 3.85 to 8 years.

Nuclear Performance

The composite capacity factor of the five nuclear generating units that the NU system operates (including the Connecticut Yankee nuclear unit (CY)) was
61.0 percent for the six months ended June 30, 1994, as compared with 86.6 percent for 1993. The lower 1994 capacity factor was primarily the result of extended refueling and maintenance outages for Millstone 1 and Seabrook. CY, Seabrook and Millstone 2 were also out of service for varying lenghts of time in the first six months of 1994 because of some unexpected technical and operating difficulties.
LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations decreased approximately $49 million for the first six months of 1994, as compared with the same period in 1993, primarily due to decreased revenues from replacement power costs under the GUAC. Cash used for financing activities was approximately $60 million lower in 1994, as compared with 1993, primarily due to an increase in short-term debt, partially offset by higher reacquisitions and retirements of long-term debt due to refinancing activities. Cash used for investments was approximately $1 million higher in 1994.

On June 1, 1994, the company issued $115 million of First Mortgage 1994 Series C Bonds at an annual interest rate of 8-1/2 percent. The Bonds will mature on June 1, 2024. Proceeds from this issue, together with proceeds from short-term debt, provided for the retirement of $150 million of outstanding First Mortgage Bonds with interest rates of 9-3/8 and 9-1/2 percent. Savings from the refinancings are estimated to be approximately $2 million per year in reduced interest costs.

The company's construction program expenditures amounted to approximately $70 million for the first six months of 1994, as compared to approximately $62 million during the same period in 1993. The higher construction expenditures resulted primarily from the replacement of the condenser and turbine rotor and other improvements during the Millstone I outage.

RESULTS OF OPERATIONS

Comparison of the Second Quarter of 1994 with the Second Quarter of
- ---------------------------------------------------------------------
1993
- ----

Operating revenues decreased approximately $9 million in the second quarter of 1994, as compared with 1993. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                     Increase/(Decrease)
- -----------------------------                     -------------------
                                                     (Millions of Dollars)

Regulatory decisions                                     $  8
Fuel and purchased power cost recoveries                  (23)
Sales volume                                               19
Other revenues                                            (13)
                                                         ----
Total revenue change                                     $ (9)
                                                         ====

Revenues related to regulatory decisions increased primarily because of a retail rate increase in July 1993, partially offset by lower 1994 conservation revenues. Fuel and purchased power cost recoveries decreased primarily due to lower GUAC recoveries. Sales volume increased primarily as a result of higher retail sales due to an unusually hot June in 1994. Other revenues decreased primarily because of lower 1994 capacity sales to other utilities.


Fuel, purchased, and net interchange power expense decreased approximately $25 million in the second quarter of 1994, as compared with 1993 primarily because of the timing in the recognition of fuel expenses under the provisions of the company's GUAC mechanism, partially offset by a higher level of energy purchases from other utilities.

Other operation expenses and maintenance expenses decreased approximately $6 million in the second quarter of 1994, as compared with 1993, primarily due to lower 1994 payroll and benefits costs and lower Yankee capacity costs, partially offset by higher 1994 costs associated with the operation and maintenance activities of the nuclear units.

Amortization of regulatory assets, net increased approximately $3 million in the second quarter of 1994, as compared with 1993 primarily because of the amortization in 1994 of costs paid by the company to the developers of two wood-to-energy plants beginning in July 1993 and higher 1994 amortization of Millstone 3 and Seabrook 1 phase-in costs, partially offset by lower 1994 expenses associated with the recovery of Hydro-Quebec support payments.

Deferred nuclear plants return decreased $5 million in the second quarter of 1994, as compared with 1993, primarily because additional Millstone 3 investment was phased into rates on January 1, 1994.

Other, net income increased approximately $13 million in the second quarter of 1994, as compared with 1993, primarily because of the allocation in 1993 to customers of approximately $10 million of the property tax accounting change as a result of the CL&P rate decision.

Interest charges decreased approximately $6 million in the second quarter of 1994, as compared with 1993, primarily because of lower average interest rates as a result of the company's refinancing activities and interest accrued in 1993 associated with a potential Connecticut sales tax assessment.

Federal and state income taxes increased approximately $10 million in the second quarter of 1994, as compared with 1993, primarily because of higher book taxable income.

Comparison of the First Six Months of 1994 with the First Six Months
- --------------------------------------------------------------------
of 1993
- -------

Operating revenues decreased approximately $16 million in the first six months of 1994, as compared with 1993. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                     Increase/(Decrease)
- -----------------------------                     -------------------
                                                    (Millions of Dollars)

Regulatory decisions                                     $ 18
Fuel and purchased power cost recoveries                  (39)
Sales volume                                               37
Other revenues                                            (32)
                                                         ----
Total revenue change                                     $(16)
                                                         ====


Revenues related to regulatory decisions increased primarily because of a retail rate increase in July 1993, partially offset by lower 1994 conservation revenues. Fuel and purchased power cost recoveries decreased primarily due to lower GUAC recoveries. Sales volume increased primarily as a result of higher retail sales from a colder winter and an unusually hot June in 1994 and an improvement in the Connecticut economy. Retail sales increased 5.1 percent for the first six months of 1994, as compared with 1993. Other revenues decreased primarily because of lower 1994 capacity sales to other utilities.

Fuel, purchased, and net interchange power expense decreased approximately $71 million in the first six months of 1994, as compared with 1993, primarily because of previously deferred replacement power costs that were determined to be not recoverable in 1993 as a result of regulatory reviews in Connecticut, and the timing in the recognition of fuel expenses under the provisions of the company's GUAC mechanism, partially offset by a higher level of energy purchases from other utilities.

Other operation expenses and maintenance expenses decreased approximately $17 million in the first six months of 1994, as compared with 1993, primarily due to lower fossil costs, lower 1994 payroll and benefit costs, the expensing of obsolete inventory in 1993 and lower capacity charges, partially offset by higher 1994 costs associated with the operation and maintenance activities of the nuclear units.

Amortization of regulatory assets, net increased approximately $5 million in the first six months of 1994, as compared with 1993, primarily because of the amortization in 1994 of costs paid by the company to the developers of two wood-to-energy plants beginning in July 1993 and higher 1994 amortization of Millstone 3 and Seabrook 1 phase-in costs, partially offset by lower 1994 expenses associated with the recovery of Hydro-Quebec support payments.

Deferred nuclear plants return decreased approximately $10 million in the first six months of 1994, as compared with 1993, primarily because additional Millstone 3 investment was phased into rates on January 1, 1994.

Other, net income increased $15 million in the first six months of 1994, as compared with 1993, primarily because of the allocation in 1993 to customers of approximately $10 million of the property tax accounting change as a result of the CL&P rate decision and the amortization of this amount over the period July 1993 through June 1994.

Interest charges decreased approximately $12 million in the first six months of 1994, as compared with 1993, primarily because of lower average interest rates as a result of the company's refinancing activities and interest accrued in 1993 associated with a potential Connecticut sales tax assessment.

Federal and state income taxes increased approximately $33 million in the first six months of 1994, as compared with 1993, primarily because of higher book taxable income.

The cumulative effect of the accounting change of approximately $48 million in 1993 represents the one-time change in the method of accounting for Connecticut municipal property tax expense recognized in the first quarter of 1993.








































                      PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings

1. On June 16, 1993, the DPUC issued a decision (Decision) in CL&P's application for rate relief, approving a multi-year plan of annual rate increases in varying amounts over the years 1993 to 1995.

On May 9, 1994, the City of Hartford's (City) appeal from the Decision was dismissed by the Hartford Superior Court on jurisdictional grounds, and the City appealed that dismissal to the Connecticut Appellate Court. The Supreme Court of Connecticut transferred the jurisdictional issue to itself on August 2, 1994. The increase scheduled for July 1, 1994 was implemented by CL&P on that date.

For additional information on this matter, see CL&P's Annual Report on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K), under the caption "Item 1. Business - Rates - Connecticut Retail Rates - 1992-1993 CL&P Retail Rate Case."

2. CL&P has a mechanism that has been in operation since 1979 designed to recover or to refund certain fuel costs if the nuclear units do not operate at a predetermined capacity factor (the Generation Utilization Adjustment Clause or GUAC). In January 1994, the DPUC issued a decision ordering CL&P not to include a GUAC amount in customers' bills through August 1994. The DPUC found that CL&P overrecovered its fuel costs during the 1992-1993 GUAC period and offset the amount of the overrecovery against the unrecovered GUAC balance. The effect of the order was a disallowance of $7.9 million. The DPUC further ordered that any GUAC deferred charges subsequent to July 1993 will be offset by any fuel overrecoveries. On March 4, 1994, CL&P appealed this decision to Hartford Superior Court. Because the DPUC's decision creates some uncertainty about the future operation of the GUAC, CL&P also requested further clarification of the decision from the DPUC, which was denied because of the pending court appeal.

For additional information on this matter, see the 1993 Form 10-K, under the caption "Item 1. Business - CL&P Adjustment Clauses."

3. CL&P's 1993 Form 10-K incorrectly reported that Northeast Nuclear Energy Company (NNECO), a wholly owned subsidiary of NU that acts as agent for the NU System and other utilities in operating the Millstone generating units, had been informed by the Nuclear Regulatory Commission (NRC) that the agency did not plan to take enforcement action against NNECO with respect to apparent violations of NRC requirements arising from 1989 events involving the operability of a safety related system at Millstone Unit 1. This information, contained in correspondence from the NRC dated March 17, 1994, pertained to another matter involving two employees who raised safety concerns and was incorrectly reported in the 1993 Form 10-K as relating to the 1989 Millstone Unit 1 operability event. On July 13, 1994, NNECO was notified that the NRC had issued a Notice of Violation (NOV) and proposed to assess civil penalties in the amount of $220,000 for this matter. The first violation, for which a civil penalty of $120,000 was assessed, concerned the apparent untimeliness of the operability assessment. The second violation, and its associated civil penalty of $100,000, concerned discriminatory treatment of an employee involved in the operability determination by a manager at the plant. In addition, the NRC also requested that NNECO provide information which will be used to determine whether the manager should be involved in NRC licensed activities. Unless the response time is extended by the NRC, NNECO has 30 days to respond to the NOV and information request.

4. Great Bay Power Corporation (GBPC), a joint owner of Seabrook along with CL&P and North Atlantic Energy Corporation (NAEC), a wholly owned subsidiary of NU, and various other, non-System entities, had expected to consummate its reorganization plan, emerge from bankruptcy and repay CL&P for all advances by June 30, 1994. As of July 29, 1994, $6.9 million of advances were outstanding from CL&P. A financing agreement was entered into on April 7, 1994, under which various investors would invest $35 million in the reorganized GBPC in exchange for 60% of GBPC's common stock. Closing of the financing agreement was scheduled to occur on June 15, 1994; however, delays in the completion of Seabrook's refueling outage postponed the closing date, and the investors engaged a consultant to determine if the events that extended the outage discharged the investors from their commitment. The NRC has extended to August 31, 1994 the deadline for the transfer of control of GBPC's ownership share of Seabrook. The prospective investors and GBPC are currently negotiating a modification of the April 7, 1994 financing agreement which will require further Bankruptcy Court and regulatory approvals, if agreed upon by the investors and GBPC. If the Bankruptcy Court approves the modifications and the necessary regulatory approvals are obtained, the company believes that the financing can be completed by October 31, 1994, if other events do not adversely affect GBPC's financial condition prior to closing.

For additional information on this matter, see the 1993 Form 10-K, under the caption "Item 1. Business - Electric Operations - Nuclear Generation - Seabrook."

5. On September 30, 1993, 29 participants in the New England Power Pool (NEPOOL) (including the NU system operating companies) filed the 30th Amendment to the NEPOOL Agreement (Amendment) at the Federal Energy Regulatory Commission (FERC). Massachusetts Municipal Wholesale Electric Company and several other electric utilities moved to intervene and protest the Amendment, claiming that it discriminates against transmission dependent utilities.

On April 11, 1994, the FERC issued an order setting the Amendment for a "paper hearing" in May 1994, which date was subsequently extended to August 9, 1994. The order stated that FERC intends to address whether the Amendment eliminates transmission access and the discounted rates for pool-planned units. FERC also broadened the proceeding to consider whether NEPOOL's activities in this are consistent with the standards of the Federal Power Act. On July 25, 1994 the sponsors of the Amendment and the protesting municipal utilities jointly filed a motion requesting that FERC suspend the procedural schedule because they had reached an understanding on the terms of a settlement that would resolve the FERC proceeding, including the withdrawal of the Amendment. On August 3, 1994, FERC granted this motion and suspended the procedural schedule for a period of 45 days.

For additional information on this matter, see CL&P's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 under the caption "Part II. Other Information - Item 1 - Legal Proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of CL&P held on June 13, 1994, stockholders voted to fix the number of directors for the ensuing year at ten. The vote fixing the number of directors at ten was 12,222,930 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of CL&P.

At the Annual Meeting, the following ten directors were elected, each by a vote of 12,222,930 shares in favor, to serve on the Board of Directors for the ensuing year: Robert G. Abair, Robert E. Busch, John P. Cagnetta, William B. Ellis, Bernard M. Fox, William T. Frain, Jr., Cheryl W. Grise, John B. Keane, Frank R. Locke, Hugh C. MacKenzie, and John F. Opeka.

Item 5.   Other Information

1. The DPUC and DPU has joined with the Connecticut and Massachusetts Attorneys General and eighteen other states in a lawsuit filed in federal court against the Department of Energy (DOE) seeking a declaratory judgment that DOE has a statutory obligation to take high-level nuclear waste from utilities in 1998 and to establish judicially administered milestones to enforce that obligation. NU and its affiliates have not joined a companion lawsuit filed by fourteen utilities seeking similar relief.

2. As of July 1, 1994, the Barnwell, South Carolina low-level radioactive waste (LLRW) facility is no longer available for the disposal of LLRW from states situated outside its compact region. The NU System is currently implementing plans for the temporary on-site storage of LLRW generated at its nuclear facilities. The costs associated with the temporary on-site storage of LLRW are not material. The NU System has plans that will allow for the storage of LLRW until permanent storage becomes available.

For additional information on this matter, see the 1993 Form 10-K, under the caption "Item 1. Business - Electric Operations - Nuclear Generation - Low-Level Radioactive Wastes."

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





Date     August 10, 1994      By  /s/ Bernard M. Fox
      --------------------        ------------------------------
                                      Bernard M. Fox
                                      Vice Chairman and Director




Date     August 10, 1994      By  /s/ John W. Noyes
      --------------------       -----------------------------
                                      John W. Noyes

                                      Vice President and
                                      Controller