Form 10-Q
period 1994-09-30
CONNECTICUT LIGHT & POWER CO
filed 1994-11-10
CIK 23426

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994
                                             ------------------
                                    OR
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

                             Yes  X        No
                                 ___           ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at October 31, 1994
                 -----                    -------------------------------
     Common Shares, $10.00 par value            12,222,930 shares






              THE CONNECTICUT LIGHT AND POWER COMPANY


                             TABLE OF CONTENTS



                                                          Page No.
                                                            --------


Part I.   Financial Information

     Item 1.   Financial Statements

     Balance Sheets - September 30, 1994
       and December 31, 1993                                 2

       Statements of Income - Three and Nine
       Months Ended September 30, 1994 and 1993              4

       Statements of Cash Flows -
       Nine Months Ended September 30, 1994 and 1993         5

       Notes to Financial Statements                         6

  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                   10

Part II.    Other Information

  Item 1.   Legal Proceedings                               18

  Item 5.   Other Information                               18

  Item 6.   Exhibits and Reports on Form 8-K                19

Signatures                                                   20






                                   PART I.  FINANCIAL INFORMATION

THE CONNECTICUT LIGHT AND POWER COMPANY

BALANCE SHEETS
(Unaudited)

                                                             September 30,  December 31,
                                                                 1994           1993
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
- ------

Utility Plant, at original cost:
  Electric................................................  $  6,026,889   $  5,936,344

     Less: Accumulated provision for depreciation.........     2,152,805      2,010,962
                                                            -------------  -------------
                                                               3,874,084      3,925,382
  Construction work in progress...........................       102,441        121,177
  Nuclear fuel, net.......................................       154,495        156,878
                                                            -------------  -------------
      Total net utility plant.............................     4,131,020      4,203,437
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market in 1994 and
   at cost in 1993 (Note 2)<F2>...........................       170,779        147,657
  Investments in regional nuclear generating
   companies and subsidiary companies, at equity..........        54,955         53,951
  Other, at cost..........................................        14,742         14,184
                                                            -------------  -------------
                                                                 240,476        215,792
                                                            -------------  -------------
Current Assets:
  Cash and special deposits...............................           809          2,283
  Receivables, net........................................       214,725        210,805
  Accounts receivable from affiliated companies...........         4,125         29,687
  Accrued utility revenues................................        69,865         97,662
  Fuel, materials, and supplies, at average cost..........        62,641         60,247
  Recoverable energy costs, net--current portion..........         1,568          9,985
  Prepayments and other...................................        45,166         33,697
                                                            -------------  -------------
                                                                 398,899        444,366
                                                            -------------  -------------
Deferred Charges:
  Regulatory asset--income taxes, net.....................       990,087      1,026,046
  Deferred costs--nuclear plants..........................       122,925        185,909
  Unrecovered contract obligation--YAEC (Note 4)<F4>......        74,539         84,526
  Deferred conservation and load-management costs.........       106,453        111,442
  Deferred DOE assessment.................................        37,226         39,279
  Recoverable energy costs, net...........................        24,481         26,311
  Unamortized debt expense................................         8,094          8,971
  Amortizable property investment.........................         4,360          6,228
  Other...................................................        80,597         45,073
                                                            -------------  -------------
                                                               1,448,762      1,533,785
                                                            -------------  -------------
      Total Assets........................................  $  6,219,157   $  6,397,380
                                                            =============  =============

See accompanying notes to financial statements.



THE CONNECTICUT LIGHT AND POWER COMPANY

BALANCE SHEETS
(Unaudited)

                                                           September 30,  December 31,
                                                               1994           1993
                                                          -------------  -------------
                                                              (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization:
  Common stock--$10 par value. Authorized
   24,500,000 shares; outstanding 12,222,930
   shares...............................................  $    122,229   $    122,229
  Capital surplus, paid in..............................       631,685        630,271
  Retained earnings.....................................       771,169        750,719
                                                          -------------  -------------
           Total common stockholder's equity............     1,525,083      1,503,219
  Preferred stock not subject to mandatory
   redemption...........................................       166,200        166,200
  Preferred stock subject to mandatory redemption.......       230,000        230,000
  Long-term debt........................................     1,677,811      1,743,260
                                                          -------------  -------------
           Total capitalization.........................     3,599,094      3,642,679
                                                          -------------  -------------
Obligations Under Capital Leases........................       118,274        121,892
                                                          -------------  -------------
Current Liabilities:
  Notes payable to banks................................        60,000         95,000
  Notes payable to affiliated company...................        82,500          1,250
  Commercial paper......................................        39,000           -
  Long-term debt and preferred stock--current
   portion..............................................       177,546        314,020
  Obligations under capital leases--current
   portion..............................................        59,038         55,526
  Accounts payable......................................        83,221        117,858
  Accounts payable to affiliated companies..............        19,801         52,179
  Accrued taxes.........................................        46,065         36,114
  Accrued interest......................................        29,486         29,669
  Other.................................................        29,382         32,287
                                                          -------------  -------------
                                                               626,039        733,903
                                                          -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.....................     1,557,260      1,575,965
  Accumulated deferred investment tax credits...........       149,346        154,701
  Deferred contract obligation--YAEC (Note 4)<F4>.......        74,539         84,526
  Deferred DOE obligation...............................        28,702         31,523
  Other.................................................        65,903         52,191
                                                          -------------  -------------
                                                             1,875,750      1,898,906
                                                          -------------  -------------
Commitments and Contingencies (Note 5)<F5>
                                                          -------------  -------------
           Total Capitalization and Liabilities.........  $  6,219,157   $  6,397,380
                                                          =============  =============

See accompanying notes to financial statements.


THE CONNECTICUT LIGHT AND POWER COMPANY

STATEMENTS OF INCOME
    (Unaudited)

                                                     Three Months Ended    Nine Months Ended
                                                        September 30,        September 30,
                                                    ------------------- -----------------------
                                                       1994      1993       1994        1993
                                                    --------- --------- ----------- -----------
                                                                (Thousands of Dollars)

Operating Revenues................................. $598,706  $604,343  $1,769,656  $1,791,371
                                                    --------- --------- ----------- -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....  148,118   157,217     436,496     516,387
     Other.........................................  158,826   180,202     442,261     482,463
  Maintenance......................................   52,013    44,746     143,933     134,719
  Depreciation.....................................   58,801    54,853     171,392     164,561
  Amortization of regulatory assets, net...........    9,017    29,461      68,839      84,037
  Federal and state income taxes...................   53,458    38,989     152,862     104,603
  Taxes other than income taxes....................   44,833    40,554     133,247     131,304
                                                    --------- --------- ----------- -----------
        Total operating expenses...................  525,066   546,022   1,549,030   1,618,074
                                                    --------- --------- ----------- -----------
Operating Income...................................   73,640    58,321     220,626     173,297
                                                    --------- --------- ----------- -----------

Other Income:
  Deferred nuclear plants return--other funds......    3,338     5,400      10,276      18,606
  Equity in earnings of regional nuclear
    generating companies...........................    1,905     1,544       5,556       4,378
  Other, net.......................................   (3,278)    6,437       2,173      (3,161)
  Income taxes--credit.............................    4,128       716       7,443       3,651
                                                    --------- --------- ----------- -----------
        Other income, net..........................    6,093    14,097      25,448      23,474
                                                    --------- --------- ----------- -----------
        Income before interest charges.............   79,733    72,418     246,074     196,771
                                                    --------- --------- ----------- -----------

Interest Charges:
  Interest on long-term debt.......................   29,170    33,474      89,586     101,784
  Other interest...................................    2,121     3,258       4,377       9,254
  Deferred nuclear plants return--borrowed funds...   (1,749)   (3,382)     (5,832)    (10,959)
                                                    --------- --------- ----------- -----------
        Interest charges, net......................   29,542    33,350      88,131     100,079
                                                    --------- --------- ----------- -----------

Income before cumulative effect of
  accounting change................................   50,191    39,068     157,943      96,692
Cumulative effect of accounting change.............     -         -           -         47,747
                                                    --------- --------- ----------- -----------
Net Income......................................... $ 50,191  $ 39,068  $  157,943  $  144,439
                                                    ========= ========= =========== ===========


See accompanying notes to financial statements.



   THE CONNECTICUT LIGHT and POWER COMPANY
   STATEMENTS OF CASH FLOWS
              (Unaudited)
                                                                         Nine Months Ended
                                                                           September 30,
                                                                      ----------------------
                                                                         1994        1993
                                                                      ----------  ----------
                                                                      (Thousands of Dollars)
   Cash Flows From Operations:
     Net Income .................................................    $  157,943  $  144,439
     Adjusted for the following:
       Depreciation .............................................       171,392     164,561
       Deferred income taxes and investment tax credits, net.....         8,332     (33,484)
       Deferred nuclear plants return, net of amortization.......        61,538      52,550
       Deferred energy costs, net of amortization................        10,247     113,571
       Deferred conservation and load-management costs,
         net of amortization.....................................         4,989      (5,774)
       Other sources of cash.....................................        26,350      59,232
       Other uses of cash........................................       (36,772)    (16,033)
       Changes in working capital:
         Receivables and accrued utility revenues................        49,439     (21,429)
         Fuel, materials, and supplies...........................        (2,394)     14,633
         Accounts payable........................................       (67,015)      9,569
         Accrued taxes...........................................         9,951     (47,239)
         Other working capital (excludes cash)...................       (14,557)     (1,864)
                                                                      ----------  ----------
   Net cash flows from operations................................       379,443     432,732
                                                                      ----------  ----------

   Cash Flows Used For Financing Activities:
     Issuance of long-term debt..................................       395,000     615,500
     Net increase (decrease) in short-term debt..................        85,250     (16,740)
     Reacquisitions and retirements of long-term debt
       and preferred stock.......................................      (600,389)   (458,314)
     Cash dividends on preferred stock...........................       (18,075)    (22,032)
     Cash dividends on common stock..............................      (119,418)   (120,275)
                                                                      ----------  ----------
   Net cash flows used for financing activities..................      (257,632)     (1,861)
                                                                      ----------  ----------
   Investment Activities:
     Investment in plant:
       Electric utility plant....................................      (101,292)    (99,985)
       Nuclear fuel..............................................           837      (6,799)
                                                                      ----------  ----------
     Net cash flows used for investments in plant................      (100,455)   (106,784)
     Other investment activities, net............................       (22,830)    (18,680)
                                                                      ----------  ----------
   Net cash flows used for investments...........................      (123,285)   (125,464)
                                                                      ----------  ----------
   Net Increase (Decrease) In Cash for the Period................        (1,474)    305,407
   Cash and special deposits - beginning of period...............         2,283      12,104
                                                                      ----------  ----------
   Cash and special deposits - end of period.....................    $      809  $  317,511
                                                                      ==========  ==========

   See accompanying notes to financial statements.







                THE CONNECTICUT LIGHT AND POWER COMPANY

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


<F1>1.   General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of The Connecticut Light and Power Company (the company or CL&P), a wholly-owned subsidiary of Northeast Utilities (NU) on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1994, the results of operations for the three and nine months ended September 30, 1994 and 1993, and the statements of cash flows for the nine months ended September 30, 1994 and 1993. The results of operations for the three and nine months ended September 30, 1994 and 1993 are not necessarily indicative of the results expected for a full year.

Certain amounts in the accompanying financial statements of the company for the period ended September 30, 1993 have been reclassified to conform with the September 30, 1994 presentation.

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

As a result of the adoption of SFAS 115, CL&P's investment in nuclear decommissioning trusts increased by approximately $1.9 million as of September 30, 1994, with a corresponding offset to the accumulated provision for depreciation. The $1.9 million increase represents cumulative gross unrealized holding gains of $4.1 million offset by cumulative gross unrealized holding losses of $2.2 million. There was no change in funding requirements of the trusts, nor any impact on earnings as a result of the adoption of SFAS 115.

Statement of Financial Accounting Standards No. 119 (SFAS 119): In October 1994, the FASB issued SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS 119 requires disclosures about derivative financial instruments - futures, forward, swap, and option contracts, and other financial instruments with similar characteristics.

CL&P has entered into fossil fuel hedging contracts to minimize its exposure under certain fixed rate contracts. Currently, the differential between the market value of fossil fuel and the fossil fuel prices included in these contracts is not considered to be material.

<F3>3.   Capitalization

On October 12, 1994, CL&P issued $140 million of First and Refunding Mortgage Bonds, 1994 Series D (the Bonds). The Bonds bear interest at an annual rate of 7.875 percent, and will mature on October 1, 2024. The Bonds have a one-time put feature which allows bondholders to put the Bonds back to CL&P for repayment at par on October 1, 2001.

The net proceeds from the issue and sale of the Bonds were used to repay a portion of the short-term debt which was incurred to repay the CL&P
4.25 percent Series WW Bonds ($170 million) on their maturity date of October 1, 1994.

<F4>4. Yankee Atomic Electric Company (YAEC)

YAEC owns a 185-MW nuclear power plant in Rowe, Massachusetts.  CL&P has a
24.5 percent equity investment approximating $6.3 million in YAEC. CL&P had relied on YAEC for less than one percent of its capacity. YAEC's owners voted to permanently shut down the YAEC unit in February 1992. Under the terms of the contracts with YAEC, the shareholders-sponsors are responsible for their proportionate share of the operating costs of the unit, including decommissioning. The nuclear decommissioning costs of YAEC are included as part of CL&P's cost of power.

YAEC has begun decommissioning its nuclear facility. On June 1, 1992, YAEC filed a rate filing to obtain Federal Energy Regulatory Commission (FERC) authorization to collect the closing and decommissioning costs and to recover the remaining investment in the YAEC nuclear power plant over the remaining period of the plant's Nuclear Regulatory Commission (NRC) operating license. The bulk of these costs has been agreed to by the YAEC joint owners and approved, as a settlement, by the FERC. At September 30, 1994, CL&P's share of the estimated remaining costs is approximately
$74.5 million. Management expects that CL&P will continue to be allowed to recover such FERC-approved costs from its customers. Accordingly, CL&P has recognized these costs as a regulatory asset, with a corresponding obligation, on its Balance Sheets.

On October 26, 1994, YAEC submitted a revised decommissioning cost estimate as part of its decommissioning plan with the NRC. Following the receipt of NRC approval, this estimate will be filed with the FERC. This revised cost estimate is expected to increase CL&P's share of estimated remaining costs by $32.9 million over the $74.5 million that is currently recorded.

For additional information regarding YAEC, see the Notes to Financial Statements in CL&P's 1993 Form 10-K.

<F5>5. Commitments and Contingencies

Construction Program: For information regarding CL&P's construction program, see the Notes to Financial Statements in CL&P's 1993 Form 10-K.

Nuclear Performance: For information regarding the termination of the Connecticut Department of Public Utility Control's (DPUC) prudence review of the 1992 Millstone 2 steam generator replacement project, see
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in CL&P's June 1994 and March 1994 Form 10-Qs.

For further information regarding the performance of CL&P's nuclear units, see the Notes to Financial Statements in CL&P's 1993 Form 10-K.

Environmental Matters: On a periodic basis, CL&P reviews known waste disposal sites, and related reserves, for which the company expects to bear legal liability. As a result of its latest review, CL&P increased the liability recorded for its estimated environmental remediation costs, excluding any insurance recoveries or recoveries from third parties, from $2.9 million to $7.4 million. In the event that it becomes necessary to effect remedies that are not currently considered probable, it is reasonably possible that the upper limit of the company's environmental liability range could be approximately $10.1 million.

For additional information regarding environmental matters, see "Part II. Other Information - Item 5. Other Information" in CL&P's June 1994
Form 10-Q and the Notes to Financial Statements in CL&P's 1993 Form 10-K.

Nuclear Insurance Contingencies: The Price-Anderson Act currently limits public liability from a single incident at a nuclear power plant to $8.8 billion. The first $200 million of liability would be provided by purchasing the maximum amount of commercially available insurance. Additional coverage of up to a total of $8.4 billion would be provided by an assessment of $75.5 million per incident, levied on each of the 111 nuclear units that are currently subject to the Secondary Financial Protection Program in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. In addition, if the sum of all public liability claims and legal costs arising from any nuclear incident exceeds the maximum amount of financial protection, each reactor operator can be assessed an additional five percent, up to $3.8 million, or $419.0 million in total, for all 111 nuclear units. The maximum assessment is to be adjusted at least every five years to reflect inflationary changes. Based on the ownership interests in Millstone 1, 2, and 3 and in Seabrook 1, CL&P's maximum liability would be $173.6 million per incident.
 In addition, through contracts with the three Yankee regional nuclear generating companies with operating plants, CL&P would be responsible for up to an additional $44.4 million per incident. Payments for CL&P's ownership interest in nuclear generating facilities would be limited to a maximum of $27.5 million per incident per year.

For additional information regarding nuclear insurance contingencies, see the Notes to Financial Statements in CL&P's 1993 Form 10-K.

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

Purchased Power Arrangements: For information regarding purchased power arrangements, see the Notes to Financial Statements in CL&P's 1993 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Financial Statements in CL&P's 1993 Form 10-K.

Great Bay Power Corporation (GBPC): For information regarding GBPC's bankruptcy proceedings, see the MD&A in this Form 10-Q, "Part II. Other Information - Item 1. Legal Proceedings" in CL&P's June 1994 Form 10-Q and the Notes to Financial Statements in CL&P's 1993 Form 10-K.

Property Taxes: For information on property taxes, see the Notes to Financial Statements in CL&P's 1993 Form 10-K.






THE CONNECTICUT LIGHT AND POWER COMPANY

Management's Discussion and Analysis of Financial
Condition and Results of Operations


This section contains management's assessment of The Connecticut Light and Power Company s (CL&P or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU).
This discussion should be read in conjunction with the company's financial statements and footnotes and the 1993 Form 10-K and the First and Second Quarter 1994 Form 10-Qs.

FINANCIAL CONDITION

Overview

The company's net income increased to approximately $140 million for the nine months ended September 30, 1994, from approximately $122 million for the same period in 1993. The 1993 earnings reflect the cumulative effect of a change in the method of accounting for Connecticut municipal property tax expense adopted by the company in the first quarter of 1993. This change resulted in a one-time contribution to 1993 net income of approximately $48 million. Net income increased to approximately $44 million for three months ended September 30, 1994, from approximately $32 million for the same period in 1993.

The increases in net income from 1993 for the three- and nine-month periods, before the effect of the one-time accounting change, are primarily attributable to the costs of a work force reduction program in the third quarter of 1993 which reduced 1993 net income by approximately $10 million. In addition, earnings for the three- and nine- month periods were impacted by higher retail sales resulting from a colder winter and an unusually hot June in 1994 and an improvement in the Connecticut economy, increased revenues from the July 1993 retail rate increases, lower operation expenses, lower interest costs and the deferral of cogeneration expenses in Connecticut. These increases were partially offset by lower 1994 revenues from sales to other utilities, higher maintenance expenses, and additional amounts reserved for the environmental exposures. The nine-month earnings in 1993 were also reduced by disallowances in 1993 resulting from the company s rate decision.

Retail Wheeling and Utility Restructuring

See Part II. Other Information - Item 5. Legal Proceedings. for information concerning retail wheeling and utility restructuring.


Regulatory Matters

Connecticut

CL&P has a mechanism that has been in operation since 1979 designed to recover or refund certain non-nuclear fuel costs if the nuclear units do not operate at a predetermined capacity factor (the Generation
Utilization Adjustment Clause or GUAC).

On August 31, 1994, the DPUC delayed inclusion of CL&P s GUAC recovery for the 1993-1994 period, amounting to $23.7 million, until CL&P had revised the calculation to true up for actual booked fuel expense for the same period. The true up, which reduces the GUAC recovery by $7.9 million, was filed on September 13, 1994. A final decision ordering the true-up is expected in late November 1994. If the DPUC orders this offset, CL&P plans to appeal.

For additional information on this matter, see CL&P s 1993 Form 10-K, under the caption Item 1. Business - CL&P Adjustment Clauses and CL&P s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

Unrecovered conservation and load management (C&LM) costs at September 30, 1994, were approximately $106 million. These costs are being recovered over periods ranging from 3.85 to 8 years.

On October 31, 1994, CL&P filed its 1995 recovery mechanism (CAM) for 1995 C&LM costs and programs. The filing proposes 1995 C&LM expenditures of $36.7 million to be recovered over 3.93 years and a zero CAM rate.

Nuclear Matters

The composite capacity factor of the five nuclear generating units that the NU System operates (including the Connecticut Yankee nuclear unit (CY)) was 64.3 percent for the nine months ended September 30, 1994, as compared with 81.0 percent for the same period in 1993. The lower 1994 capacity factor was primarily the result of extended refueling and maintenance outages for Millstone 1 and Seabrook. CY, Seabrook and Millstone 2 were also out of service for varying lengths of time in the first nine months of 1994 because of some unexpected technical and operating difficulties. These difficulties included a manual shutdown of CY when both service water headers were declared inoperable, an automatic trip from 100 percent power for Seabrook when a main steam isolation valve closed during quarterly surveillance testing and a Millstone Unit 2 shutdown to replace a degraded lower seal on a reactor coolant pump.

On October 1, 1994, Millstone Unit 2 was shut down for a planned refueling and maintenance outage that was originally scheduled for 63 days. The outage has encountered several unexpected difficulties which will lengthen the duration of the outage. The magnitude of the schedule impact is currently under review.


On November 4, 1994, the plan of reorganization of Great Bay Power Corporation (GBPC)(formerly known as EUA Power Corporation), a joint owner of Seabrook Station along with CL&P and North Atlantic Energy Corporation, both wholly owned subsidiaries of NU, and other non-System entities, was confirmed by the United States Bankruptcy Court.
 The confirmation order will become final on November 11, 1994. The closing of the plan of reorganization financing, which consists of the purchase of 60 percent of the common stock of GBPC by Omega Advisors and Elliott Associates is expected to close on November 15, 1994, if all of the conditions precedent to closing have been satisfied. The conditions include the absence of any material adverse change and a requirement that Seabrook be operating at full reactor power on the morning of the closing date. At the time of closing, CL&P will be repaid by GBPC for the outstanding principal and accrued interest on the debtor-in-possession loans made by CL&P during the bankruptcy proceeding. At present, the outstanding principal amount of these loans by CL&P total approximately $7.3 million.

For additional information on this matter, CL&P s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 under the caption Part
II. Other Information - Item 1. Legal Proceedings.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations decreased approximately $53 million for the first nine months of 1994, as compared with the same period in 1993, primarily due to decreased revenues from replacement power costs under the GUAC. Cash used for financing activities was approximately $256 million higher in 1994, as compared with 1993, primarily due to higher reacquisitions and retirements of long-term debt, partially offset by an increase in short-term debt. The company has an ongoing program to use excess cash to reduce long-term debt levels.

The company s construction program expenditures amounted to approximately $101 million for the first nine months of 1994, as compared to approximately $100 million during the same period in 1993.

The system companies have entered into interest-rate cap contracts to reduce the potential impact of upward changes in interest rates on certain variable-rate tax-exempt pollution control revenue bonds held by the company, Public Service Company of New Hampshire (PSNH)and Western Massachusetts Electric Company, as well as a portion of the PSNH variable-rate term loan. A total of $567 million of outstanding long-term variable-rate debt is hedged by these interest-rate caps. The fair market value of outstanding interest-rate cap contracts as of September 30, 1994 is approximately $2.3 million.



RESULTS OF OPERATIONS

Comparison of the Third Quarter of 1994 with the Third Quarter of
- -------------------------------------------------------------------
1993
- ----

Operating revenues decreased approximately $6 million in the third quarter of 1994, as compared with 1993. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                     Increase/(Decrease)
- -----------------------------                     -------------------
                                                  (Millions of Dollars)

Regulatory decisions                                     $  9
Fuel and purchased power cost recoveries                    3
Retail sales volume                                         7
Sales to Other Utilities                                  (22)
Other revenues                                             (3)
                                                         ____
Total revenue change                                     $ (6)
                                                         ====

Revenues related to regulatory decisions increased primarily because of retail rate increases in July 1994 and July 1993, partially offset by lower 1994 conservation revenues. Fuel and purchased power cost recoveries increased primarily due to higher fuel expense. Sales volume increased primarily as a result of higher retail sales due to an unusually hot June in 1994. Sales to other utilities decreased primarily because of the expiration of some capacity sales contracts.

Fuel, purchased, and net interchange power expense decreased approximately $9 million in the third quarter of 1994, as compared with 1993, primarily because of the timing in the recognition of fuel expenses under the provisions of the company s GUAC mechanism partially offset by a higher level of energy purchased from other utilities.

Other operation and maintenance expenses decreased approximately $14 million in the third quarter of 1994, as compared with 1993, primarily due to the one time charge associated with a work force reduction plan in 1993, lower 1994 payroll and benefits costs and lower Yankee capacity charges from the regional nuclear generating units, partially offset by higher 1994 costs associated with the operation and maintenance activities of the nuclear units, the establishment of a reserve for excess/obsolete inventory in 1994, and 1994 charges associated with a targeted early retirement program.

Amortization of regulatory assets, net decreased approximately $20 million in the third quarter of 1994, as compared with 1993, primarily because of the deferral of cogeneration expenses beginning in July 1994 and the amortization in 1993 of costs paid to the developers of two wood-to-energy plants.

Taxes other than income taxes increased approximately $4 million in the third quarter of 1994, as compared to 1993, primarily due to an adjustment in 1993 as a result of a favorable settlement with the State of Connecticut over disputed sales taxes.

Federal and state income taxes increased approximately $11 million in the third quarter of 1994, as compared with 1993, primarily because of higher book taxable income.

Deferred nuclear plants return decreased approximately $4 million in the third quarter of 1994, as compared with 1993, primarily because additional Millstone 3 investment was phased into rates on January 1, 1994.

Other, income decreased approximately $10 million in the third quarter of 1994 as compared with 1993, primarily because of an increase to the environmental reserve in 1994 and a 1993 gain on the sale of property.

Interest charges decreased approximately $5 million in the third quarter of 1994, as compared with 1993, primarily because of lower average interest rates as a result of the company's refinancing activities, lower 1994 debt levels and interest accrued in 1993 associated with a potential Connecticut sales tax assessment.

Comparison of the First Nine Months of 1994 with the First Nine Months
- --------------------------------------------------------------------
of 1993
- -------

Operating revenues decreased approximately $22 million in the first nine months of 1994, as compared with 1993. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                     Increase/(Decrease)
- -----------------------------                     -------------------
                                                    (Millions of Dollars)

Regulatory decisions                                     $ 23
Fuel and purchased power cost recoveries                  (36)
Retail sales volume                                        44
Sales to Other Utilities                                  (53)
                                                         ____
Total revenue change                                     $(22)
                                                         ====

Revenues related to regulatory decisions increased primarily because of retail rate increases in July 1994 and July 1993, partially offset by lower 1994 Conservation revenues. Fuel and purchased power cost recoveries decreased primarily due to lower GUAC recoveries. Retail sales volume increased primarily as a result of higher retail sales from a colder winter and an unusually hot June in 1994 and an improvement in the Connecticut economy. Retail sales increased 4.6 percent for the first nine months of 1994, as compared with 1993 of which approximately 3.8 percent is attributable to improvement in the Connecticut economy. Sales to other utilities decreased primarily because of the expiration of some capacity sales contracts.

Fuel, purchased, and net interchange power expense decreased approximately $80 million in the first nine months of 1994, as compared with 1993, primarily because of the timing in the recognition of fuel expenses under the provisions of the company s GUAC mechanism and previously deferred replacement power costs that were determined not to be recoverable in 1993 as a result of nuclear outage prudence regulatory reviews in Connecticut, partially offset by a higher level of energy purchases from other utilities.

Other operation and maintenance expenses decreased approximately $31 million in the first nine months of 1994, as compared with 1993, primarily due to the one time charge associated with a work force reduction program in 1993, lower 1994 payroll and benefit costs, lower fossil unit costs and lower capacity charges from the regional nuclear generating units, partially offset by higher 1994 costs associated with the operation and maintenance activities of the nuclear units, a higher reserve for excess/obsolete inventory in 1994 and 1994 charges associated with a targeted early retirement program.

Amortization of regulatory assets, net decreased approximately $15 million in the first nine months of 1994, as compared with 1993, primarily because of the deferral of cogeneration expenses beginning in July 1994, and lower 1994 expenses associated with the recovery of Hydro-Quebec support payments, partially offset by the amortization through June 1994 of costs paid by the company to the developers of two wood-to-energy plants and higher 1994 amortization of Millstone 3 and Seabrook 1 phase-in costs.

Federal and state income taxes increased approximately $44 million in the first nine months of 1994, as compared with 1993, primarily because of higher book taxable income.

Deferred nuclear plants return decreased approximately $13 million in the first nine months of 1994, as compared with 1993, primarily because additional Millstone 3 investment was phased into rates on January 1, 1994.

Interest charges decreased approximately $17 million in the first nine months of 1994, as compared with 1993, primarily because of lower average interest rates as a result of the company's refinancing activities, lower 1994 debt levels and interest accrued in 1993 associated with a potential Connecticut sales tax assessment.

The cumulative effect of the accounting change of approximately $48 million in 1993 represents the one-time change in the method of accounting for Connecticut municipal property tax expense recognized in the first quarter of 1993.


                         PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

1. On October 18, 1994, the NRC responded to Northeast Nuclear Energy Company's (NNEC0) response in the Millstone Unit 1 Feedwater Coolant Injection System (FWCI) matter, stating that, upon reconsideration by the NRC, the violation's severity level and calculation of the civil penalty would not change. The NRC also decided that further action against the NNECO manager was not warranted. NNECO is a wholly-owned subsidiary of NU.

For additional information on this matter, see "Part II. Other
Information - Item 1. Legal Proceedings," in CL&P s June 1994
Form 10-Q.

2. With respect to proceedings at the FERC on the 30th Amendment to the New England Power Pool Agreement and related issues concerning transmission access and discounted rates for pool-planned units, on August 3, 1994 FERC granted a motion filed by certain of the parties seeking to suspend the procedural schedule pending the filing of terms of a settlement reached by the parties. The parties have agreed to file joint status reports of their progress.

For additional information on this matter, see "Part II. Other
Information - Item 1. Legal Proceedings," in CL&P s March 1994 and June 1994 Form 10-Qs.

Item 5. Other Information

1. On September 9, 1994, the DPUC issued its final retail wheeling decision. This concluded a proceeding initiated in October 1993 to investigate whether retail wheeling should be permitted in Connecticut. The proceeding was intended as a follow-up and an update to a 1987 report of the DPUC to the legislature concluding that retail wheeling would be inadvisable for Connecticut. The September 1994 decision noted the potential for retail wheeling or other forms of more intense competition in the future. However, it concluded that because of the need to first deal with issues associated with a transition to more intense competition for retail sales such as the need to reallocate public policy and stranded costs, if retail wheeling is authorized, it should not be introduced prior to Connecticut's utilities' year of need, which for CL&P is 2007. The DPUC also recommended that utilities continue to contain costs and work with customers to keep Connecticut's electric rates competitive in order to attract and retain business in the state.

For additional information on this matter, see "Item 1. Business - Retail Wheeling," in CL&P's 1993 Form 10-K and the MD&As in CL&P s March 1994 and June 1994 Form 10-Qs.

Item  6.     Exhibits and Reports on Form 8-K

(a)     Listing of Exhibits:

     Exhibit
     Number      Description
     -------      -----------

       27    Financial Data Schedule

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





Date    November 9, 1994         By  /s/ Bernard M. Fox
      --------------------        ------------------------------
                                      Bernard M. Fox
                                      Vice Chairman and Director




Date    November 9, 1994      By  /s/ John W. Noyes
      --------------------       -----------------------------
                                      John W. Noyes
                                      Vice President and
                                      Controller