Form 10-Q
period 1995-03-31
CONNECTICUT LIGHT & POWER CO
filed 1995-05-11
CIK 23426

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1995
                                             --------------
                                    OR
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

                             Yes  X        No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at April 28, 1995
                 -----                    -----------------------------
     Common Shares, $10.00 par value            12,222,930 shares



              THE CONNECTICUT LIGHT AND POWER COMPANY


                             TABLE OF CONTENTS



                                                       Page No.
                                                            --------


Part I.Financial Information

  Item 1.   Financial Statements

       Consolidated Balance Sheets - March 31, 1995
       and December 31, 1994                                   2

       Consolidated Statements of Income - Three
       Months Ended March 31, 1995 and 1994                    4

       Consolidated Statements of Cash Flows -
       Three Months Ended March 31, 1995 and 1994              5

       Notes to Consolidated Financial Statements              6

  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                      8

Part II.    Other Information

  Item 1.   Legal Proceedings                                 12


  Item 5.   Other Information                                 12

  Item 6.   Exhibits and Reports on Form 8-K                  12

Signatures                                                    13




                         PART I.  FINANCIAL INFORMATION

          THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)




                                                              March 31,     December 31,
                                                                 1995           1994
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
- ------

Utility Plant, at original cost:
  Electric................................................  $  6,079,435   $  6,063,179

     Less: Accumulated provision for depreciation.........     2,253,177      2,194,314
                                                            -------------  -------------
                                                               3,826,258      3,868,865
  Construction work in progress...........................        96,884         99,993
  Nuclear fuel, net.......................................       155,959        164,795
                                                            -------------  -------------
      Total net utility plant.............................     4,079,101      4,133,653
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       188,259        171,950
  Investments in regional nuclear generating
   companies and subsidiary companies, at equity..........        54,314         54,952
  Other, at cost..........................................        14,875         14,742



                                                            -------------  -------------
                                                                 257,448        241,644
                                                            -------------  -------------
Current Assets:
  Cash and special deposits...............................         1,953          2,017
  Receivables, net........................................       198,492        192,926
  Accounts receivable from affiliated companies...........         4,089          9,367
  Accrued utility revenues................................        82,873         90,475
  Fuel, materials, and supplies, at average cost..........        64,200         64,003
  Prepayments and other...................................        56,096         54,215
                                                            -------------  -------------
                                                                 407,703        413,003
                                                            -------------  -------------
Deferred Charges:
  Regulatory assets:
    Income taxes,net......................................       945,741        949,134
    Deferred costs--nuclear plants........................        75,966        101,632
    Unrecovered contract obligation--Yankee Atomic
     Electric Company.....................................        97,105        100,003
    Deferred demand-side-management costs.................       112,014        116,133
    Recoverable energy costs, net.........................        78,786         61,040
    Cogeneration costs....................................        55,861         36,821
    Other.................................................        50,483         45,571
  Unamortized debt expense................................        13,480          8,396
  Other...................................................         9,369         10,427
                                                            -------------  -------------
                                                               1,438,805      1,429,157



                                                            -------------  -------------

      Total Assets........................................  $  6,183,057   $  6,217,457
                                                            =============  =============











See accompanying notes to consolidated financial statements.





THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)




                                                              March 31,     December 31,
                                                                 1995           1994
                                                            -------------  -------------
                                                                (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization:
  Common stock--$10 par value. Authorized
   24,500,000 shares; outstanding 12,222,930
   shares.................................................  $    122,229   $    122,229
  Capital surplus, paid in................................       634,549        632,117
  Retained earnings.......................................       782,323        765,724
                                                            -------------  -------------
           Total common stockholder's equity..............     1,539,101      1,520,070
  Preferred stock not subject to mandatory
   redemption.............................................       116,200        166,200
  Preferred stock subject to mandatory redemption.........       158,750        226,250
  Long-term debt..........................................     1,817,819      1,815,579
                                                            -------------  -------------
           Total capitalization...........................     3,631,870      3,728,099
                                                            -------------  -------------
Minority Interest in Consolidated Subsidiary (Note 2)<F2>.       100,000           -
                                                            -------------  -------------



Obligations Under Capital Leases..........................       128,519        120,268
                                                            -------------  -------------
Current Liabilities:
  Notes payable to banks..................................        28,000         76,000
  Notes payable to affiliated company.....................        94,000         92,750
  Commercial paper........................................          -            10,000
  Long-term debt and preferred stock--current
   portion................................................        11,861         11,861
  Obligations under capital leases--current
   portion................................................        51,898         55,701
  Accounts payable........................................        91,658        102,837
  Accounts payable to affiliated companies................        16,418         43,033
  Accrued taxes...........................................        52,844         26,413
  Accrued interest........................................        31,768         30,682
  Other...................................................        12,037         22,828
                                                            -------------  -------------
                                                                 390,484        472,105
                                                            -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.......................     1,544,384      1,544,021
  Accumulated deferred investment tax credits.............       148,033        150,087
  Deferred contract obligation--Yankee Atomic
   Electric Company.......................................        97,105        100,003
  Other...................................................       142,662        102,874
                                                            -------------  -------------
                                                               1,932,184      1,896,985
                                                            -------------  -------------




Commitments and Contingencies (Note 4)<F4>

           Total Capitalization and Liabilities...........  $  6,183,057   $  6,217,457
                                                            =============  =============




















See accompanying notes to consolidated financial statements.




THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
    (Unaudited)



                                                               Three Months Ended
                                                                   March 31,
                                                           --------------------------
                                                               1995           1994
                                                           -----------    -----------
                                                             (Thousands of Dollars)

Operating Revenues....................................     $  601,194     $  619,815
                                                           -----------    -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power........        159,915        151,129
     Other............................................        145,244        140,203
  Maintenance.........................................         41,763         43,896
  Depreciation........................................         60,737         56,896
  Amortization of regulatory assets, net..............          9,106         29,810
  Federal and state income taxes......................         43,702         61,803
  Taxes other than income taxes.......................         45,915         47,282
                                                           -----------    -----------
        Total operating expenses......................        506,382        531,019
                                                           -----------    -----------
Operating Income......................................         94,812         88,796
                                                           -----------    -----------

Other Income:



  Deferred nuclear plants return--other funds.........          1,243          3,562
  Equity in earnings of regional nuclear generating
    companies.........................................          1,072          1,711
  Other, net..........................................         (3,116)         1,889
  Income taxes--credit................................          3,462          1,784
                                                           -----------    -----------
        Other income, net.............................          2,661          8,946
                                                           -----------    -----------
        Income before interest charges................         97,473         97,742
                                                           -----------    -----------
Interest Charges:
  Interest on long-term debt..........................         30,955         31,021
  Other interest......................................          1,083            236
  Deferred nuclear plants return--borrowed funds......           (442)        (2,105)
                                                           -----------    -----------
        Interest charges, net.........................         31,596         29,152
                                                           -----------    -----------

Net Income............................................     $   65,877     $   68,590
                                                           ===========    ===========










See accompanying notes to consolidated financial statements.



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Unaudited)



                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                 1995        1994
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   65,877  $   68,590
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     60,737      56,896
    Deferred income taxes and investment tax credits, net...        489       6,937
    Deferred nuclear plants return, net of amortization.....     25,483      20,027
    Recoverable energy costs, net of amortization...........    (14,475)      4,465
    Deferred demand-side management, net of amortization....      4,119       2,452
    Other sources of cash...................................     68,146       8,816
    Other uses of cash......................................    (29,036)    (24,317)
  Changes in working capital:
    Receivables and accrued utility revenues................      7,314      21,280
    Fuel, materials, and supplies...........................       (197)     (3,512)
    Accounts payable........................................    (37,794)    (49,826)
    Accrued taxes...........................................     26,431      48,986
    Other working capital (excludes cash)...................    (14,857)    (20,459)
                                                             ----------- -----------
Net cash flows from operating activities....................    162,237     140,335



                                                             ----------- -----------

Financing Activities:
  Issuance of long-term debt................................       -        280,000
  Issuance of Monthly Income
   Preferred Securities (Note 2)<F2>........................    100,000        -
  Net decrease in short-term debt...........................    (56,750)    102,500
  Reacquisitions and retirements of long-term debt..........        (11)   (447,011)
  Reacquisitions and retirements of preferred stock.........   (117,500)       -
  Cash dividends on preferred stock.........................     (9,431)     (5,941)
  Cash dividends on common stock............................    (39,847)    (39,726)
                                                             ----------- -----------
Net cash flows used for financing activities................   (123,539)   (110,178)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................    (25,277)    (33,490)
    Nuclear fuel............................................     (3,801)     10,255
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (29,078)    (23,235)
  Other investment activities, net..........................     (9,684)     (7,247)
                                                             ----------- -----------
Net cash flows used for investments.........................    (38,762)    (30,482)
                                                             ----------- -----------
Net Decrease In Cash For The Period.........................        (64)       (325)
Cash and special deposits - beginning of period.............      2,017       2,283




                                                             ----------- -----------
Cash and special deposits - end of period................... $    1,953  $    1,958
                                                             =========== ===========






See accompanying notes to consolidated financial statements.





            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


<F1>1.General

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of The Connecticut Light and Power Company (the company or CL&P), a wholly owned subsidiary of Northeast Utilities (NU) on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995, the results of operations for the three months ended March 31, 1995 and 1994, and the statements of cash flows for the three months ended March 31, 1995 and 1994. The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results expected for a full year.

Certain reclassifications of prior period data have been made to conform with the current period presentation.

<F2>2.Capitalization

On January 23, 1995, CL&P Capital, L.P. (CL&P LP) issued $100 million of cumulative 9.3% Monthly Income Preferred Securities (MIPS), Series A. CL&P has the sole ownership interest in CL&P LP, as a general partner, and is the guarantor of the MIPS securities. Subsequent to the MIPS issuance, CL&P LP loaned the proceeds of the MIPS issuance, along with CL&P's $3.1 million capital contribution, back to CL&P in the form of an unsecured debenture. CL&P consolidates CL&P LP for financial reporting purposes. Upon consolidation, the unsecured debenture is eliminated, and the MIPS securities are accounted for as a minority interest.

During the first quarter of 1995, the net proceeds from the issuance and sale of MIPS, along with the proceeds of short-term debt, were used for redemption, reacquisition or payment at maturity of $67.5 million of CL&P's 1989 Series, 9 percent Preferred Stock and $50 million of variable-rate 1989 Dutch Auction Rate Transferable Securities.

<F3>3.Derivative Financial Instruments

CL&P uses fuel-swap agreements with financial institutions to hedge against well-defined fuel-price risk created by negotiated energy contracts. CL&P does not use them for trading purposes. These fuel swaps minimize exposure associated with rising fuel prices and effectively fix CL&P's cost of fuel for these negotiated energy contracts. Under the swap agreements, CL&P exchanges monthly payments based on the differential between a fixed and variable price for the associated fuel. As of March 31, 1995, CL&P had outstanding agreements with a total notional value of approximately $192 million, and a positive mark-to-market position of approximately $1.9 million. These swap agreements have been made with various financial institutions, each of which are rated "A" or better by Standard & Poor's rating group.

CL&P is exposed to credit risk on its fuel swaps if the counterparties fail to perform their obligations. However, management anticipates that the counterparties will be able to fully satisfy their obligations under the contracts.

For further information on Derivative Financial Instruments, see the Notes to Consolidated Financial Statements in CL&P's 1994 Form 10-K.

<F4>4.Commitments and Contingencies

Construction Program: For information regarding CL&P's construction program, see the Notes to Consolidated Financial Statements in CL&P's 1994 Form 10-K.

Nuclear Performance: Regarding the decisions for each of the five prudence reviews related to outages that occurred over the period October 1990 through February 1992 at the Millstone nuclear units, the Office of Consumer Counsel
(OCC) had appealed two of the decisions favorable to CL&P. The OCC has prevailed in both appeals on a procedural issue and the cases have been remanded to the DPUC for further proceedings.

Management's ongoing evaluation of the current Millstone 2 extended refueling and maintenance outage that began on October 1, 1994 has concluded that, based on currently available information, the unit is not expected to return to service before June 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q for additional information on the Millstone 2 outage.

For additional information regarding the performance of CL&P's nuclear units, see the Notes to Consolidated Financial Statements in CL&P's 1994 Form 10-K.





Environmental Matters: For information regarding environmental matters, see the Notes to Consolidated Financial Statements in CL&P's 1994 Form 10-K.

Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see the Notes to Consolidated Financial Statements in CL&P's 1994 Form 10-K.

Purchased Power Arrangements: For information regarding purchased power arrangements, see the Notes to Consolidated Financial Statements in CL&P's 1994 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Consolidated Financial Statements in CL&P's 1994 Form 10-K.


               CONNECTICUT LIGHT AND POWER AND SUBSIDIARIES

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


This section contains management's assessment CL&P's (the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly owned subsidiary of Northeast Utilities
(NU). This discussion should be read in conjunction with the company's consolidated financial statements, footnotes and management's discussion and analysis in the 1994 Form 10-K.


FINANCIAL CONDITION

Overview

The company's net income decreased to approximately $66 million for the three months ended March 31, 1995, from approximately $69 million for the same period in 1994. The decrease in net income from 1994 is primarily attributable to lower retail kilowatt-hour sales as a result of extremely mild weather in the first three months of 1995. CL&P's retail kilowatt-hour sales for 1995 were down by approximately 6 percent from 1994, which had colder than normal weather in the first three months. The impact of lower sales in 1995 was partially offset by the deferral of CL&P cogeneration expenses.


Nuclear Performance

The composite capacity factor of the five nuclear generating units that the NU system operates -- including the Connecticut Yankee nuclear unit -- was 65.6 percent for the three months ended March 31, 1995, as compared with 66.9 percent for the same period in 1994. The lower 1995 capacity factor was primarily the result of an extended refueling and maintenance outage for Millstone 2.
On October 1, 1994, Millstone Unit 2 was shut down for a planned 63-day refueling and maintenance outage. The outage has encountered several unexpected difficulties which have lengthened the duration of the outage. The outage extension was primarily caused by a significant scope increase in service water system repairs as identified through a comprehensive inspection plan, and by a need for management to exercise a deliberate approach to the conduct of work during the early portion of the outage. The outage has been further extended for one month (from May to June) based on a detailed analysis of the work remaining to be performed, and the need to adequately train the plant's licensed operators in the use of revised emergency operating procedures. The outage schedule is currently under review, but the unit is not expected to return to service until June 1995 following a Nuclear Regulatory Commission assessment of the unit's readiness to restart. Total replacement-power costs attributable to the extension of the outage for CL&P are expected to be in the range of $7 million per month. In addition, CL&P's share of operation and maintenance (O&M) costs to be incurred during the outage are estimated to be $46 million, an increase of approximately $19 million as a result of the extended outage. O&M costs associated with the refueling outage are deferred and amortized through rates for CL&P. The recovery of the replacement-power and O&M costs is subject to prudence reviews in Connecticut.

CL&P has a mechanism that has been in operation since 1979 designed to recover or refund certain nonnuclear fuel costs if the nuclear units do not operate at a predetermined capacity factor (the Generation Utilization Adjustment Clause or
GUAC). For the GUAC year ended July 31, 1995, CL&P expects to defer approximately $86 million of GUAC fuel costs for projected nuclear performance below 72 percent. A one percent change in the GUAC factor from 72 percent results in additional revenues to be collected or refunded of approximately $6 million. As of March 31, 1995, CL&P has reserved approximately $18 million against the deferred GUAC costs, based on the methodology applied by the Department of Public Utility Control (DPUC) in previous GUAC decisions.
Recovery of the deferred costs will be subject to review by the DPUC.

Maine Yankee Atomic Power Company (Maine Yankee) is the owner of an 860 MW nuclear electric generating unit (the Plant). The company owns 12% of the common stock of Maine Yankee and purchases approximately the same percentage of the Plant's output at a rate based on Maine Yankee's costs. Like other pressurized water reactors, the Plant has been experiencing degradation of its steam generator tubes, primarily in the form of circumferential cracking. Until early 1995, the cracking was believed to be limited to a relatively small number of tubes.

During the current refueling and maintenance outage that began in February 1995, Maine Yankee detected substantially increased degradation of the steam generator tubes. Maine Yankee is continuing to assess the extent of the cracking and evaluating its options. The extent of tube cracking is sufficiently great that the Plant cannot return to operation without repairs that will result in substantial additional expenditures by Maine Yankee, with CL&P being responsible for its pro rata share of noncapital costs under its power contract. In addition, CL&P will incur additional costs for replacement power (estimated at approximately $600,000 per month) until the Plant returns to service.

Maine Yankee intends to sleeve all 17,000 tubes in the Plant's three steam generators. Maine Yankee expects that the sleeving operation would begin in June and that the Plant would return to service near the end of 1995. The cost to Maine Yankee of the sleeving operation has not been determined, but could be approximately $40 million. If the capital cost of the sleeving operation exceeds the funds available to Maine Yankee itself (which is not currently expected), Maine Yankee might request equity contributions from its common stockholders, including CL&P, under its capital funds agreement with them. If requested, the stockholders are required to contribute their pro rata shares, subject in some cases to regulatory approval.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations increased approximately $22 million for the first three months of 1995, as compared with the same period in 1994, primarily due to cash payments received under a new wholesale power arrangement with the town of Wallingford, Connecticut (Wallingford), effective January 1, 1995. Cash used for financing activities was approximately $13 million higher in 1995, as compared with 1994, primarily due to repayment of short-term debt, partially offset by lower net reacquisitions and retirements of long-term debt. Cash used for investments increased approximately $8 million in 1995, as compared with 1994, primarily due to nuclear fuel purchases in December 1993 that were transferred to the nuclear fuel trust in January 1994, partially offset by lower construction expenditures in 1995.

The company's construction program expenditures amounted to approximately $25 million for the first three months of 1995, as compared to approximately $33 million during the same period in 1994.


RESULTS OF OPERATIONS

Comparison of the First Quarter of 1995 with the First Quarter of
- -----------------------------------------------------------------
1994
- ----

Operating revenues decreased approximately $19 million in the first quarter of 1995, as compared with 1994. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                Increase/(Decrease)
- -----------------------------                -------------------
                                             (Millions of Dollars)

Regulatory decisions                                $ 20
Fuel, and purchased power cost recoveries            (11)
Sales volume                                         (28)
Sales to other utilities                              (4)
Other revenues                                         4
                                                    ----
Total revenue change                                $(19)
                                                    ====

Revenues related to regulatory decisions increased primarily because of the retail rate increase for CL&P in July 1994 and higher conservation revenues. Fuel and purchased power cost recoveries decreased primarily due to lower revenues from lower energy sales to outside utilities. Sales volume decreased as a result of lower retail kilowatt-hour sales in 1995. Retail sales decreased
6.0 percent for the first quarter of 1995 from 1994 sales level due to extremely mild weather in the first three months of 1995 and colder than normal weather in 1994.

Fuel, purchased, and net interchange power expense increased approximately $9 million in the first quarter of 1995, as compared with 1994, primarily because of a higher level of energy purchases from other utilities and a $5 million increase in the reserve against deferred GUAC costs.

Other operation expense increased approximately $5 million and maintenance expense decreased approximately $2 million. The increase in operation expense is due primarily to higher capacity charges from Maine Yankee which is in an extended refueling outage and higher conservation expenses. The decrease in maintenance expense is due primarily to lower maintenance costs at the nuclear units.

Amortization of regulatory assets, net decreased approximately $21 million in the first quarter of 1995, as compared with 1994, primarily because of the deferral of CL&P cogeneration expenses of $6 million per month which began in July 1994.

Federal and state income taxes decreased approximately $20 million in the first quarter of 1995, as compared with 1994, primarily because of lower book taxable income and an adjustment to the tax accrual for a favorable tax ruling.

Deferred nuclear plants return decreased approximately $4 million in the first quarter of 1995, as compared with 1994, primarily because the last five percent of CL&P's Millstone 3 investment was phased into rates on January 1, 1995.

Other income decreased approximately $5 million in the first quarter of 1995, as compared with 1994, primarily as a result of a settlement agreement with Wallingford.



                     PART II.  OTHER INFORMATION


Item 1.Legal Proceeding

1. On April 12, 1995, the Federal Energy Regulatory Commission (FERC) denied requests for reconsideration of its January 11, 1995 order granting CL&P's petition concerning the Southeastern Connecticut Regional Resources Recovery Authority project in Preston, Connecticut. In the January order, FERC ruled that states cannot require a utility to pay qualifying facilities greater than avoided costs. One party has appealed this decision to the United States Court of Appeals, and further appeals are expected.

For additional information on this proceeding, see "Item 3 - Legal Proceedings" in CL&P's 1994 Form 10-K.

Item 5.Other Information

1. On April 10, 1995, CL&P received a notice of opportunity from the Connecticut Department of Public Utility Control (DPUC) to brief the issues related to the outage at Millstone Unit 2, which ended on June 18, 1994, involving the repair of damage to a reactor coolant pump. The notice requested parties to submit briefs by May 3, 1995 on whether $13 million of replacement power costs related to the outage should be recovered through rates and whether hearings are necessary.

For additional information on this matter, see "Item 1. Business - Electric Operations - Nuclear Generation - Millstone Units" in CL&P's 1994 Form 10-K.




Item 6.Exhibits and Reports on Form 8-K

(a)    Listing of Exhibits:

  Exhibit
     Number      Description
     -------     -----------

     27          Financial Data Schedule

(b)    Reports on Form 8-K:

CL&P filed a Form 8-K dated January 13, 1995 regarding the execution of an Underwriting Agreement related to a portion of the Monthly Income Preferred Securities.


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





Date      May 11, 1995            By  /s/ Bernard M. Fox
      --------------------        ------------------------------
                                      Bernard M. Fox
                                      Vice Chairman and Director




Date      May 11, 1995           By  /s/ John W. Noyes
      --------------------       -----------------------------
                                     John W. Noyes
                                     Vice President and
                                     Controller






                                         1