Form 10-Q
period 1995-06-30
CONNECTICUT LIGHT & POWER CO
filed 1995-08-14
CIK 23426

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995
                                                 -------------

                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                               -------    -------


                          Commission File Number 0-404
                                                 -----



                    THE CONNECTICUT LIGHT AND POWER COMPANY
                    ---------------------------------------

             (Exact name of registrant as specified in its charter)

              CONNECTICUT                        06-0303850
              -----------                        ----------

      (State or other jurisdiction            (I.R.S. Employer
    of incorporation or organization)        Identification No.)

SELDEN STREET, BERLIN, CONNECTICUT                      06037-1616
------------------------------------------------------------------

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

                             Yes     X         No
                                    ---           ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at July 31, 1995
                 -----                    ----------------------------


     Common Shares, $10.00 par value            12,222,930 shares

            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES


                               TABLE OF CONTENTS


                                                            Page No.
                                                            --------



Part I.Financial Information

  Item 1.   Financial Statements

       Consolidated Balance Sheets - June 30, 1995
       and December 31, 1994                                   2

       Consolidated Statements of Income - Three and
       Six Months Ended June 30, 1995 and 1994                 4

       Consolidated Statements of Cash Flows -
       Six Months Ended June 30, 1995 and 1994                 5

       Notes to Consolidated Financial Statements              6

  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                      9
Part II.    Other Information

  Item 1.   Legal Proceedings                                 15

  Item 4.   Submission of Matters to a Vote
            of Security Holders                               15

  Item 5.   Other Information                                 16

  Item 6.   Exhibits and Reports on Form 8-K                  17

Signatures                                                    18



                                   PART I.  FINANCIAL INFORMATION

THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                               June 30,     December 31,
                                                                 1995           1994
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................  $  6,099,589   $  6,063,179

     Less: Accumulated provision for depreciation.........     2,295,752      2,194,314
                                                            -------------  -------------
                                                               3,803,837      3,868,865
  Construction work in progress...........................        87,823         99,993
  Nuclear fuel, net.......................................       160,898        164,795
                                                            -------------  -------------
      Total net utility plant.............................     4,052,558      4,133,653
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       211,567        171,950
  Investments in regional nuclear generating
   companies, at equity...................................        54,598         54,952
  Other, at cost..........................................        14,867         14,742
                                                            -------------  -------------
                                                                 281,032        241,644
                                                            -------------  -------------
Current Assets:
  Cash and special deposits...............................         1,245          2,017
  Receivables, net........................................       171,222        192,926
  Accounts receivable from affiliated companies...........         3,700          9,367
  Accrued utility revenues................................        82,200         90,475
  Fuel, materials, and supplies, at average cost..........        68,252         64,003
  Recoverable energy costs, net--current portion..........        23,565         10,561
  Prepayments and other...................................        37,654         43,654
                                                            -------------  -------------
                                                                 387,838        413,003
                                                            -------------  -------------
Deferred Charges:
  Regulatory assets:
    Income taxes,net......................................       926,671        949,134
    Deferred costs--nuclear plants........................        50,210        101,632
    Unrecovered contract obligation--Yankee Atomic
     Electric Company.....................................        94,747        100,003
    Deferred demand-side-management costs.................       109,341        116,133
    Recoverable energy costs, net.........................       101,679         61,040
    Cogeneration costs....................................        75,354         36,821
    Other.................................................        60,869         45,571
  Unamortized debt expense................................        15,447          8,396
  Other...................................................         9,243         10,427
                                                            -------------  -------------
                                                               1,443,561      1,429,157
                                                            -------------  -------------
      Total Assets........................................  $  6,164,989   $  6,217,457
                                                            =============  =============


See accompanying notes to consolidated financial statements.





THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                               June 30,     December 31,
                                                                 1995           1994
                                                            -------------  -------------
                                                                (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$10 par value. Authorized
   24,500,000 shares; outstanding 12,222,930
   shares.................................................  $    122,229   $    122,229
  Capital surplus, paid in................................       637,014        632,117
  Retained earnings.......................................       776,713        765,724
                                                            -------------  -------------
           Total common stockholder's equity..............     1,535,956      1,520,070
  Preferred stock not subject to mandatory
   redemption.............................................       116,200        166,200
  Preferred stock subject to mandatory redemption.........       158,750        226,250
  Long-term debt..........................................     1,812,919      1,815,579
                                                            -------------  -------------
           Total capitalization...........................     3,623,825      3,728,099
                                                            -------------  -------------
Minority Interest in Consolidated Subsidiary..............       100,000           -
                                                            -------------  -------------
Obligations Under Capital Leases..........................       129,997        120,268
                                                            -------------  -------------
Current Liabilities:
  Notes payable to banks..................................        44,000         76,000
  Notes payable to affiliated company.....................       104,250         92,750
  Commercial paper........................................        10,000         10,000
  Long-term debt and preferred stock--current
   portion................................................        12,469         11,861
  Obligations under capital leases--current
   portion................................................        48,098         55,701
  Accounts payable........................................        87,764        102,837
  Accounts payable to affiliated companies................        18,391         43,033
  Accrued taxes...........................................         1,963         26,413
  Accrued interest........................................        30,786         30,682
  Other...................................................        23,091         22,828
                                                            -------------  -------------
                                                                 380,812        472,105
                                                            -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.......................     1,553,358      1,544,021
  Accumulated deferred investment tax credits.............       146,193        150,087
  Deferred contract obligation--Yankee Atomic
   Electric Company.......................................        94,747        100,003
  Other...................................................       136,057        102,874
                                                            -------------  -------------
                                                               1,930,355      1,896,985
                                                            -------------  -------------
Commitments and Contingencies (Note 4)<F4>

           Total Capitalization and Liabilities...........  $  6,164,989   $  6,217,457
                                                            =============  =============


See accompanying notes to consolidated financial statement


THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
    (Unaudited)

                                                     Three Months Ended     Six Months Ended
                                                            June 30,            June 30,
                                                    ------------------- -----------------------
                                                       1995      1994       1995        1994
                                                    --------- --------- ----------- -----------
                                                                (Thousands of Dollars)

Operating Revenues................................. $525,147  $551,135  $1,126,341  $1,170,950
                                                    --------- --------- ----------- -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....  123,008   137,249     282,923     288,378
     Other.........................................  146,411   143,232     291,655     283,435
  Maintenance......................................   43,765    48,024      85,528      91,920
  Depreciation.....................................   58,600    55,695     119,337     112,591
  Amortization of regulatory assets, net...........    9,298    30,012      18,404      59,822
  Federal and state income taxes...................   39,449    37,601      83,151      99,404
  Taxes other than income taxes....................   40,100    41,132      86,015      88,414
                                                    --------- --------- ----------- -----------
        Total operating expenses...................  460,631   492,945     967,013   1,023,964
                                                    --------- --------- ----------- -----------
Operating Income...................................   64,516    58,190     159,328     146,986
                                                    --------- --------- ----------- -----------

Other Income:
  Deferred nuclear plants return--other funds......    1,154     3,376       2,397       6,938
  Equity in earnings of regional nuclear
    generating companies...........................    1,989     1,940       3,061       3,651
  Other, net.......................................      862     3,562      (2,254)      5,451
  Income taxes--credit.............................    2,161     1,531       5,623       3,315
                                                    --------- --------- ----------- -----------
        Other income, net..........................    6,166    10,409       8,827      19,355
                                                    --------- --------- ----------- -----------
        Income before interest charges.............   70,682    68,599     168,155     166,341
                                                    --------- --------- ----------- -----------

Interest Charges:
  Interest on long-term debt.......................   31,489    29,395      62,444      60,416
  Other interest...................................    1,556     2,020       2,639       2,256
  Deferred nuclear plants return--borrowed funds...     (452)   (1,978)       (894)     (4,083)
                                                    --------- --------- ----------- -----------
        Interest charges, net......................   32,593    29,437      64,189      58,589
                                                    --------- --------- ----------- -----------

Net Income......................................... $ 38,089  $ 39,162  $  103,966  $  107,752
                                                    ========= ========= =========== ===========







See accompanying notes to consolidated financial statements.


THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1995        1994
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $  103,966  $  107,752
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................    119,337     112,591
    Deferred income taxes and investment tax credits, net...     33,554      12,124
    Deferred nuclear plants return, net of amortization.....     51,056      40,346
    Recoverable energy costs, net of amortization...........    (53,643)      5,646
    Deferred demand-side management, net of amortization....      6,792       3,687
    Other sources of cash...................................     61,052       8,927
    Other uses of cash......................................    (66,164)    (28,901)
  Changes in working capital:
    Receivables and accrued utility revenues................     35,646      49,354
    Fuel, materials, and supplies...........................     (4,249)     (3,767)
    Accounts payable........................................    (39,715)    (66,591)
    Accrued taxes...........................................    (24,450)    (12,409)
    Other working capital (excludes cash)...................      6,367      (2,682)
                                                             ----------- -----------
Net cash flows from operating activities....................    229,549     226,077
                                                             ----------- -----------

Financing Activities:
  Issuance of long-term debt................................       -        395,000
  Issuance of Monthly Income
   Preferred Securities.....................................    100,000        -
  Net (decrease) increase in short-term debt................    (20,500)    145,250
  Reacquisitions and retirements of long-term debt..........     (6,669)   (600,213)
  Reacquisitions and retirements of preferred stock.........   (117,500)       -
  Cash dividends on preferred stock.........................    (13,405)    (11,970)
  Cash dividends on common stock............................    (79,572)    (79,450)
                                                             ----------- -----------
Net cash flows used for financing activities................   (137,646)   (151,383)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................    (59,635)    (70,129)
    Nuclear fuel............................................     (7,006)      7,684
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (66,641)    (62,445)
  Other investment activities, net..........................    (26,034)    (13,928)
                                                             ----------- -----------
Net cash flows used for investments.........................    (92,675)    (76,373)
                                                             ----------- -----------
Net Decrease In Cash For The Period.........................       (772)     (1,679)
Cash and special deposits - beginning of period.............      2,017       2,283
                                                             ----------- -----------
Cash and special deposits - end of period................... $    1,245  $      604
                                                             =========== ===========

See accompanying notes to consolidated financial statements.

            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   General

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of The Connecticut Light and Power Company (the company or CL&P), a wholly owned subsidiary of Northeast Utilities (NU) on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, and the statements of cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results expected for a full year.

Certain reclassifications of prior period data have been made to conform with the current period presentation.

2.   Accounting Change

The company's accounting policies and the accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for Certain Types of Regulation" (SFAS 71). In the event that any portion of the company's operations is no longer subject to the provisions of SFAS 71, as a result of a change in the cost-of-service based regulatory structure or the effects of competition, the company would be required to write off related regulatory assets and liabilities. In addition, the company would be required to determine any impairment to other assets and write down these assets to their fair value.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121), issued in March 1995 and effective January 1, 1996, establishes accounting standards for the impairment of long-lived assets. SFAS 121 requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. Based upon the current regulatory environment in the company's operating service area, it is not expected that SFAS 121 would have a material impact on the financial position or results of operations of the company upon adoption. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry, or if the cost-of-service based regulatory structure were to change.



3.   Derivative Financial Instruments

CL&P uses fuel-swap agreements with financial institutions to hedge against well-defined fuel-price risk created by negotiated energy contracts. CL&P does not use these agreements for trading purposes. Those fuel swap agreements minimize exposure associated with rising fuel prices and effectively fix CL&P's cost of fuel for these negotiated energy contracts. Under the swap agreements, CL&P exchanges monthly payments based on the differential between a fixed or variable price for the associated fuel. These swap agreements have been made with various financial institutions, each of which is rated "A" or better by Standards & Poor's rating group. CL&P is exposed to credit risk on its fuel swaps if the counterparties fail to perform their obligations. However, management anticipates that the counterparties will be able to fully satisfy their obligations under the contracts.

As of August 10, 1995, CL&P had outstanding fuel-swap agreements with a total notional value of approximately $257 million. As of July 31, 1995, the fuel-swaps outstanding on that date had a negative mark-to-market position of approximately $3 million.

For further information on Derivative Financial Instruments, see the Notes to Consolidated Financial Statements in CL&P's March 31, 1995 Form 10-Q and in its 1994 Form 10-K.

4.   Commitments and Contingencies

Construction Program: For information regarding CL&P's construction program, see the Notes to Consolidated Financial Statements in CL&P's 1994 Form 10-K.

Nuclear Performance: For information regarding the performance of CL&P's nuclear units, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q and the Notes to Consolidated Financial Statements in CL&P's March 31, 1995 Form 10-Q, and the Notes to Consolidated Financial Statements in CL&P's 1994 Form 10-K.

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

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Consolidated Financial Statements in CL&P's 1994 Form 10-K.



5.   Workforce Reduction

For information regarding the NU system's workforce reduction program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Form 10-Q.


              CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of CL&P's (the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly owned subsidiary of Northeast Utilities
(NU). This discussion should be read in conjunction with the company's consolidated financial statements and footnotes and Management's Discussion and Analysis in the 1994 Form 10-K and the First Quarter 1995 Form 10-Q.


FINANCIAL CONDITION

Overview

The company's net income decreased to $104 million for the six months ended June 30, 1995, from $108 million for the same period in 1994. Net income decreased slightly to $38 million for the three months ended June 30, 1995, from $39 million for the same period in 1994. The decrease in net income from 1994 for the six-month period is primarily attributable to lower retail kilowatt-hour sales as a result of mild weather in the first quarter of 1995, higher fuel and purchased-power costs, net of fuel recoveries, lower wholesale revenues and lower deferred nuclear plants return, partially offset by the continued deferral of cogeneration expenses and increased revenues from regulatory decisions. CL&P's retail kilowatt-hour sales through June 1995 were down by 3.3 percent from 1994, which had colder than normal weather in the first quarter.

Workforce Reductions

In July 1995, NU announced a program aimed at reducing the nuclear organization's total workforce by approximately 250 employees by the end of January 1996. An early retirement program is available to approximately 155 eligible employees of NU's subsidiaries, who will be at least age 55 with ten years of service as of January 1, 1996. The employees have until September 15, 1995, to make their decisions. The balance of the workforce reduction will be achieved through attrition and layoffs. The NU system-wide estimated cost of the early retirements and layoffs could be in the range of $10 to $12 million.



Retail Wheeling and Utility Restructuring

See "Part II. Item 5. Other Information" for updated information concerning retail wheeling and utility restructuring.

Regulatory Matters

On June 30, 1995, the Department of Public Utility Control (DPUC) approved a transaction between the company and the O'Brien EPA cogeneration facility (O'Brien) which allows CL&P to terminate its existing agreement to purchase power from O'Brien and, in turn, enter into an agreement to purchase an equivalent amount of power at lower rates from Citizens Lehman Power LP. CL&P will apply 100 percent of the savings from the new agreements to reduce the balance of deferred cogeneration expenses ($73 million as of June 30, 1995). The savings are estimated to be $59 million over 15 years with $39 million of the savings anticipated in the first 5 years. The transaction is expected to close in August 1995.

Nuclear Performance

The composite capacity factor of the five nuclear generating units that the NU system operates -- including the Connecticut Yankee nuclear unit (CY) -- was
61.7 percent for the six months ended June 30, 1995, as compared with 61.0 percent for the same period in 1994. The low capacity factor in 1995 is primarily the result of the extended refueling and maintenance outage for Millstone 2.

The Millstone Unit 2 refueling and maintenance outage extended into July 1995 in order to complete previously identified work. The Nuclear Regulatory Commission completed its assessment of the unit's readiness to restart in late June, and in a letter dated July 20, 1995, concluded that the deficiencies responsible for the extended shutdown had been addressed and sufficient progress had been demonstrated to support safe restart of the unit.

Additional work identified during start-up testing was completed, and the unit returned to service on August 4, 1995. However, on August 8, 1995, the unit shut down due to a pipe break in the turbine building, and the unit's return to service is under evaluation.

Total replacement power costs attributable to the extension of the outage for CL&P are in the range of $8 million per month. In addition, operation and maintenance (O&M) costs to be incurred during the outage are estimated to be $56 million, an increase of $29 million as a result of the extended outage. O&M costs associated with the refueling outage are deferred and amortized through rates for CL&P. The recovery of the replacement power and O&M costs is subject to prudence reviews in Connecticut.

CL&P has a mechanism that has been in operation since 1979 designed to recover or refund certain non-nuclear fuel costs if the nuclear units do not operate at a predetermined capacity factor (the Generation Utilization Adjustment Clause or GUAC).

On June 12, 1995, CL&P won its appeal in Connecticut Superior Court of the GUAC disallowance (approximately $8 million) that occurred for the 1992-1993 GUAC year. The DPUC, the Connecticut Office of Consumer Counsel(OCC) and the Connecticut Industrial Energy Consumers have subsequently appealed that decision to the Connecticut Appellate Court. The disallowed portion of the 1993-1994 GUAC balance (approximately $8 million) is also under appeal in Superior Court. However, a decision has not been issued in that case.

In August 1995, CL&P filed its annual GUAC filing with the DPUC. Subject to regulatory approval, CL&P proposed to recover the GUAC amount for the period over eighteen months rather than twelve months. The GUAC deferral for the GUAC year ended July 31, 1995 was approximately $98 million. However, in calculating the amount to be recovered, CL&P is required by a previous order of the DPUC which is under appeal in the proceeding mentioned in the previous paragraph) to reduce the GUAC deferral by the amount of the base fuel "overrecoveries." The overrecovery amount for this GUAC period is estimated to be $25 million. The amount proposed to be billed to customers over the eighteen-month period commencing September 1, 1995, is, therefore, approximately $73 million. As of June 30, 1995, CL&P has reserved approximately $25 million for "overrecoveries" against the deferred GUAC costs.

While the company is unable to predict the outcome of possible prudence reviews of its nuclear operations or the GUAC overrecoveries issues, management believes that the ultimate resolution of these matters will not have a material adverse impact on the company's financial position or the results of its operations.

In June 1995, Maine Yankee Atomic Power Company (Maine Yankee) began an operation to sleeve all 17,000 tubes in the plant's three steam generators. Maine Yankee expects that the plant will return to service near the end of 1995. The approximate cost to Maine Yankee of the sleeving operation has been determined to be $40 million. The company will be billed by Maine Yankee for its pro rata share (12 percent) of these costs over the next six months, under its power contract. In addition, CL&P will incur additional costs for replacement power (estimated at $600,000 per month) until Maine Yankee returns to service.



LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations increased approximately $3 million for the first six months of 1995, as compared to 1994. Cash used for financing activities decreased approximately $14 million primarily due to higher reaquisitions and retirements of long-term debt in 1994, net of the change in short-term debt. Cash used for investments increased approximately $16 million primarily due to higher investments in the decommissioning trust in 1995.

RESULTS OF OPERATIONS

Comparison of the Second Quarter of 1995 with the Second Quarter
----------------------------------------------------------------
of 1994
-------

Operating revenues decreased approximately $26 million in the second quarter of 1995, as compared with the same period in 1994. The components of the change in operating revenues are as follows:

Changes in Operating Revenues            Increase/(Decrease)
-----------------------------            -------------------
                                        (Millions of Dollars)

Regulatory decisions                           $ 13
Fuel and purchased power cost recoveries        (22)
Wholesale revenues                               (9)
Other                                            (8)
                                               ----
Total revenue change                           $(26)
                                               ====

Revenues related to regulatory decisions increased primarily because of the retail rate increase in July 1994. Fuel and purchased power cost recoveries decreased primarily due to lower fuel prices in 1995. Wholesale revenues decreased primarily due to capacity sales contracts that expired at the end of 1994. Retail kilowatt-hour sales were unchanged from 1994 for the quarter.

Fuel, purchased, and net interchange power expense decreased approximately $14 million in the second quarter of 1995, as compared with 1994, primarily due to the timing in the recognition of fuel expenses under the provisions of CL&P's fuel adjustment clauses, partially offset by a higher level of energy purchases from other utilities as a result of the extended Millstone 2 outage and a $7 million increase in the reserve for overrecoveries against deferred GUAC costs.

Amortization of regulatory assets, net decreased approximately $21 million in the second quarter of 1995, as compared with 1994, primarily because of the deferral of cogeneration expenses of $6 million a month which began in July 1994.

Deferred nuclear plants return decreased approximately $4 million in the second quarter of 1995, as compared with 1994, primarily because the last 5 percent of the company's Millstone 3 investment was phased into rates on January 1, 1995.

Other income decreased approximately $3 million in the first six months of 1995, as compared with 1994, primarily because of the amortization in 1994 of the customer portion of a 1993 property tax disallowance.

Comparison of the First Six Months of 1995 with the First Six
-------------------------------------------------------------
Months of 1994
--------------

Operating revenues decreased approximately $45 million in the first six months of 1995, as compared with 1994. The components of the change in operating revenues are as follows:

Changes in Operating Revenues            Increase/(Decrease)
-----------------------------            ------------------
                                        (Millions of Dollars)

Regulatory decisions                           $ 32
Fuel and purchased power cost recoveries        (34)
Retail Sales volume                             (29)
Wholesale revenues                              (12)
Other                                            (2)
                                               ----
Total revenue change                           $(45)
                                               ====

Revenues related to regulatory decisions increased primarily because of the retail rate increase for CL&P in July 1994 and higher conservation recoveries. Fuel and purchased-power cost recoveries decreased primarily due to lower fuel prices, lower retail sales in 1995 and lower revenues from sales to non-affiliated utilities. Retail sales volume decreased 3.3 percent for the first six months of 1995 from 1994 sales levels primarily due to mild weather in the first quarter of 1995. Wholesale revenues decreased primarily due to capacity sales contracts that expired at the end of 1994.

Fuel, purchased, and net interchange power expense decreased approximately $5 million in the first six months of 1995, as compared with 1994, primarily due to the timing in the recovery of fuel expenses under the provisions of CL&P's fuel adjustment clauses, partially offset by a higher level of energy purchases from other utilities as a result of the extended Millstone 2 outage and a $12 million increase in the reserve for overrecoveries against deferred GUAC costs.

Other operation expense increased approximately $8 million and maintenance expense decreased approximately $6 million. The increase in operation expense is due primarily to higher capacity charges from the regional nuclear units primarily due to Maine Yankee, which is in an extended refueling outage, and Vermont Yankee, which began an outage in March 1995 and higher conservation expenses. The decrease in maintenance expense is due primarily to lower maintenance costs at the nuclear and fossil units.

Amortization of regulatory assets, net decreased approximately $41 million in the first six months of 1995, as compared with 1994, primarily because of the deferral of CL&P cogeneration expenses of $6 million a month which began in July 1994.

Federal and state income taxes decreased approximately $19 million in the first six months of 1995, as compared with 1994, primarily because of lower book taxable income and a first quarter adjustment to the tax accrual for a favorable tax ruling.

Deferred nuclear plants return decreased approximately $8 million in the first six months of 1995, as compared with 1994, primarily because the last 5 percent of CL&P's Millstone 3 investment was phased into rates on January
1, 1995.

Other income decreased approximately $8 million in the first six months of 1995, as compared with 1994, primarily because of the write-down of CL&P's investment in Millstone 3 as a result of a settlement agreement with the town of Wallingford, Connecticut, and the amortization in 1994 of the customer portion of a 1993 property tax disallowance.

                         PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

1. On August 3, 1995, CL&P filed a petition for declaratory rulings with the DPUC to determine whether Texas-Ohio Power Company (Texas-Ohio), which has built a small cogeneration plant in Manchester, Connecticut, can sell electricity from that plant to two CL&P retail customers in that town. On that same date, CL&P also sought in Hartford Superior Court a temporary restraining order, preliminary injunction and permanent injunction against Texas-Ohio selling electricity to CL&P's retail customers.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of CL&P held on June 12, 1995, stockholders voted to fix the number of directors for the ensuing year at nine. The vote fixing the number of directors at nine was 12,222,930 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of CL&P.

At the Annual Meeting, the following nine directors were elected, each by a vote of 12,222,930 shares in favor, to serve on the Board of Directors for the ensuing year: Robert G. Abair, Robert E. Busch, William B. Ellis, Bernard M. Fox, William T. Frain, Jr., Cheryl W. Grise, John B. Keane, Hugh C. MacKenzie, and John F. Opeka.

Item 5.   Other Information

1. On June 20, 1995, the staff of the Securities and Exchange Commission recommended "conditional repeal" of the Public Utility Holding Company Act of 1935 and substantial loosening of rules presently restricting NU's capital-raising and diversification activities. Repeal is subject to approving legislation in Congress, which has yet to be introduced. Comments on the rules are due in September.

For additional information on this matter, see "Business - Public Utility Regulation" in CL&P's 1994 Form 10-K.

2.   On July 14, 1995, the Connecticut Department of Public Utility Control
(DPUC) issued its final decision in the Connecticut restructuring docket. The decision stressed the importance of retaining the benefits of the existing electric system, which it described as the "least costly and most reliable in the world." The decision established thirteen principles to guide the restructuring process in Connecticut. The decision also offered 25 recommendations for restructuring, which are generally consistent with NU's "Path to a Competitive Future" restructuring proposal. One key conclusion was that retail access could result in benefits to customers under certain circumstances, but addressing the many transition issues must precede such access. In addition, the decision concluded that utilities are entitled to a reasonable opportunity to recover costs potentially stranded by the evolution toward competitive markets.

For additional information on this matter, see "Business - Subsequent Events" in CL&P's 1994 Form 10-K.

3. In June 1995, the State of South Carolina withdrew from membership in the Southeast Interstate Low-Level Radioactive Waste Management Compact and re-opened its Barnwell low-level radioactive waste (LLRW) disposal facility to low-level waste generators from states situated outside that compact's region. NU is arranging for disposal of its LLRW at Barnwell, and shipments are presently scheduled to begin in mid-August. NU continues to explore other LLRW disposal options.

For additional information on this matter, see "Business - Electric Operations - Nuclear Generation - Low Level Radioactive Waste" in CL&P's 1994 Form 10-K.

4.   On June 22, 1995, The United States Court of Federal Claims held in Yankee
                                                                         ------

Atomic Electric Company v. The United States that as applied to Yankee Atomic
--------------------------------------------

Electric Company (YAEC), the Uranium Enrichment Decontamination and Decommissioning Fund, which pursuant to the 1992 Energy Policy Act imposes an annual "special assessment" on domestic utilities, is an unlawful add-on to the bargained-for contract price for enriched uranium. As a result, the federal government must refund the approximately $3.0 million that YAEC has paid into the fund since its inception. NU is evaluating the applicability of this decision to the $21 million that the System companies have already paid into the fund, and whether this alters the System companies' obligation to pay such special assessments in the future. This decision is subject to appeal.

For additional information on this proceeding, see "Business - Electric Operations - Nuclear Generation - Decommissioning" in CL&P's 1994 Form 10-K.

5. On August 1, 1995, pursuant to a management succession plan that was introduced on January 29, 1992, William B. Ellis resigned as Chairman of NU's Board of Trustees, and Bernard M. Fox assumed that position. Mr. Ellis also resigned from the Board of Directors of CL&P and certain other NU subsidiaries.


For more information regarding this matter, see "Item 5. Other Events" in CL&P's Form 8-K, dated January 29, 1992.



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


Date     August 14, 1995      By  /s/ Bernard M. Fox
      --------------------        ------------------------------
                                      Bernard M. Fox
                                      Vice Chairman and Director




Date     August 14, 1995      By  /s/ John W. Noyes
      --------------------         -----------------------------
                                      John W. Noyes
                                      Vice President and
                                        Controller