Form 10-Q
period 1995-09-30
CONNECTICUT LIGHT & POWER CO
filed 1995-11-14
CIK 23426

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                               -------    -------


Commission File Number 0-404


                    THE CONNECTICUT LIGHT AND POWER COMPANY
             (Exact name of registrant as specified in its charter)

              CONNECTICUT                        06-0303850
      (State or other jurisdiction            (I.R.S. Employer
    of incorporation or organization)        Identification No.)

SELDEN STREET, BERLIN, CONNECTICUT                      06037-1616
(Address of principal executive offices)                (Zip Code)

(860) 665-5000
              (Registrant's telephone number, including area code)








Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                 Class                    Outstanding at October 31, 1995

     Common Shares, $10.00 par value              12,222,930 shares
            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES


                               TABLE OF CONTENTS


                                                            Page No.


Part I. Financial Information

  Item 1.   Financial Statements

       Consolidated Balance Sheets - September 30, 1995
       and December 31, 1994                                     2

       Consolidated Statements of Income - Three and
       Nine Months Ended September 30, 1995 and 1994             4

       Consolidated Statements of Cash Flows -
       Nine Months Ended September 30, 1995 and 1994             5

       Notes to Consolidated Financial Statements                6

  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                        9

Part II.    Other Information


  Item 1.   Legal Proceedings                                   14

  Item 5.   Other Information                                   14

  Item 6.   Exhibits and Reports on Form 8-K                    15

Signatures                                                      16

                                   PART I.  FINANCIAL INFORMATION

THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             September 30,  December 31,
                                                                 1995           1994
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................  $  6,126,729   $  6,063,179

     Less: Accumulated provision for depreciation.........     2,359,172      2,194,314
                                                            -------------  -------------
                                                               3,767,557      3,868,865
  Construction work in progress...........................        98,379         99,993
  Nuclear fuel, net.......................................       147,066        164,795
                                                            -------------  -------------
      Total net utility plant.............................     4,013,002      4,133,653
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       222,100        171,950
  Investments in regional nuclear generating
   companies, at equity...................................        54,843         54,952
  Other, at cost..........................................        14,862         14,742
                                                            -------------  -------------
                                                                 291,805        241,644
                                                            -------------  -------------
Current Assets:
  Cash and special deposits...............................         3,255          2,017
  Receivables, net........................................       201,496        192,926
  Accounts receivable from affiliated companies...........         2,787          9,367
  Accrued utility revenues................................        80,226         90,475
  Fuel, materials, and supplies, at average cost..........        68,944         64,003
  Recoverable energy costs, net--current portion..........        94,151         10,561
  Prepayments and other...................................        53,228         43,654
                                                            -------------  -------------
                                                                 504,087        413,003
                                                            -------------  -------------
Deferred Charges:
  Regulatory assets:
    Income taxes,net......................................       926,671        949,134
    Deferred costs--nuclear plants........................        24,410        101,632
    Unrecovered contract obligation--Yankee Atomic
     Electric Company.....................................        92,371        100,003
    Deferred demand-side-management costs.................       108,253        116,133
    Recoverable energy costs, net.........................        24,388         61,040
    Cogeneration costs....................................        85,889         36,821
    Other.................................................        52,521         45,571
  Unamortized debt expense................................        15,241          8,396
  Other...................................................         8,729         10,427
                                                            -------------  -------------
                                                               1,338,473      1,429,157
                                                            -------------  -------------
      Total Assets........................................  $  6,147,367   $  6,217,457
                                                            =============  =============

See accompanying notes to consolidated financial statements.






THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             September 30,  December 31,
                                                                 1995           1994
                                                            -------------  -------------
                                                                (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$10 par value. Authorized
   24,500,000 shares; outstanding 12,222,930
   shares.................................................  $    122,229   $    122,229
  Capital surplus, paid in................................       637,437        632,117
  Retained earnings.......................................       793,477        765,724
                                                            -------------  -------------
           Total common stockholder's equity..............     1,553,143      1,520,070
  Preferred stock not subject to mandatory
   redemption.............................................       116,200        166,200
  Preferred stock subject to mandatory redemption.........       155,000        226,250
  Long-term debt..........................................     1,815,232      1,815,579
                                                            -------------  -------------
           Total capitalization...........................     3,639,575      3,728,099
                                                            -------------  -------------
Minority Interest in Consolidated Subsidiary..............       100,000           -
                                                            -------------  -------------
Obligations Under Capital Leases..........................       108,655        120,268
                                                            -------------  -------------
Current Liabilities:
  Notes payable to banks..................................          -            76,000
  Notes payable to affiliated company.....................        81,650         92,750
  Commercial paper........................................          -            10,000
  Long-term debt and preferred stock--current
   portion................................................        16,219         11,861
  Obligations under capital leases--current
   portion................................................        65,776         55,701
  Accounts payable........................................        71,949        102,837
  Accounts payable to affiliated companies................        20,382         43,033
  Accrued taxes...........................................        83,643         26,413
  Accrued interest........................................        31,313         30,682
  Other...................................................        22,549         22,828
                                                            -------------  -------------
                                                                 393,481        472,105
                                                            -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.......................     1,521,130      1,544,021
  Accumulated deferred investment tax credits.............       144,353        150,087
  Deferred contract obligation--Yankee Atomic
   Electric Company.......................................        92,371        100,003
  Other...................................................       147,802        102,874
                                                            -------------  -------------
                                                               1,905,656      1,896,985
                                                            -------------  -------------
Commitments and Contingencies (Note 4)<F4>

           Total Capitalization and Liabilities...........  $  6,147,367   $  6,217,457
                                                            =============  =============

See accompanying notes to consolidated financial statement




THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                     Three Months Ended    Nine Months Ended
                                                        September 30,       September 30,
                                                    ------------------- -----------------------
                                                       1995      1994       1995        1994
                                                    --------- --------- ----------- -----------
                                                                (Thousands of Dollars)

Operating Revenues................................. $638,392  $598,706  $1,764,733  $1,769,656
                                                    --------- --------- ----------- -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....  166,642   148,118     449,565     436,496
     Other.........................................  157,158   158,826     448,813     442,261
  Maintenance......................................   45,631    52,013     131,159     143,933
  Depreciation.....................................   60,877    58,801     180,214     171,392
  Amortization of regulatory assets, net...........   20,770     9,017      39,174      68,839
  Federal and state income taxes...................   55,531    53,458     138,682     152,862
  Taxes other than income taxes....................   44,154    44,833     130,169     133,247
                                                    --------- --------- ----------- -----------
        Total operating expenses...................  550,763   525,066   1,517,776   1,549,030
                                                    --------- --------- ----------- -----------
Operating Income...................................   87,629    73,640     246,957     220,626
                                                    --------- --------- ----------- -----------

Other Income:
  Deferred nuclear plants return--other funds......    1,154     3,338       3,551      10,276
  Equity in earnings of regional nuclear
    generating companies...........................    1,748     1,905       4,809       5,556
  Other, net.......................................    1,968    (3,278)       (286)      2,173
  Income taxes--credit.............................      534     4,128       6,157       7,443
                                                    --------- --------- ----------- -----------
        Other income, net..........................    5,404     6,093      14,231      25,448
                                                    --------- --------- ----------- -----------
        Income before interest charges.............   93,033    79,733     261,188     246,074
                                                    --------- --------- ----------- -----------

Interest Charges:
  Interest on long-term debt.......................   31,062    29,170      93,506      89,586
  Other interest...................................    1,925     2,121       4,564       4,377
  Deferred nuclear plants return--borrowed funds...     (416)   (1,749)     (1,310)     (5,832)
                                                    --------- --------- ----------- -----------
        Interest charges, net......................   32,571    29,542      96,760      88,131
                                                    --------- --------- ----------- -----------

Net Income......................................... $ 60,462  $ 50,191  $  164,428  $  157,943
                                                    ========= ========= =========== ===========






See accompanying notes to consolidated financial statements.




THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 1995        1994
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $  164,428  $  157,943
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................    180,214     171,392
    Deferred income taxes and investment tax credits, net...     29,241       8,332
    Deferred nuclear plants return, net of amortization.....     77,090      61,538
    Recoverable energy costs, net of amortization...........    (46,938)     10,247
    Deferred cogeneration costs.............................    (49,068)    (18,202)
    Other sources of cash...................................     94,865      31,339
    Other uses of cash......................................    (49,066)    (18,570)
  Changes in working capital:
    Receivables and accrued utility revenues................      8,259      49,439
    Fuel, materials, and supplies...........................     (4,941)     (2,394)
    Accounts payable........................................    (53,539)    (67,015)
    Accrued taxes...........................................     57,230       9,951
    Other working capital (excludes cash)...................     (9,222)    (14,557)
                                                             ----------- -----------
Net cash flows from operating activities....................    398,553     379,443
                                                             ----------- -----------

Financing Activities:
  Issuance of long-term debt................................       -        395,000
  Issuance of Monthly Income
   Preferred Securities.....................................    100,000        -
  Net (decrease) increase in short-term debt................    (97,100)     85,250
  Reacquisitions and retirements of long-term debt..........     (6,669)   (600,389)
  Reacquisitions and retirements of preferred stock.........   (117,500)       -
  Cash dividends on preferred stock.........................    (17,379)    (18,075)
  Cash dividends on common stock............................   (119,296)   (119,418)
                                                             ----------- -----------
Net cash flows used for financing activities................   (257,944)   (257,632)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................    (96,843)   (101,292)
    Nuclear fuel............................................     (5,305)        837
                                                             ----------- -----------
  Net cash flows used for investments in plant..............   (102,148)   (100,455)
  Other investment activities, net..........................    (37,223)    (22,830)
                                                             ----------- -----------
Net cash flows used for investments.........................   (139,371)   (123,285)
                                                             ----------- -----------
Net Increase (Decrease) In Cash For The Period..............      1,238      (1,474)
Cash and special deposits - beginning of period.............      2,017       2,283
                                                             ----------- -----------
Cash and special deposits - end of period................... $    3,255  $      809
                                                             =========== ===========

See accompanying notes to consolidated financial statements.







            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   General

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of The Connecticut Light and Power Company (the company or CL&P), a wholly owned subsidiary of Northeast Utilities (NU) on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, and the statements of cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results expected for a full year.

Certain reclassifications of prior period data have been made to conform with the current period presentation.

2.   Accounting for Long-Lived Assets

The company's accounting policies and the accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for Certain Types of Regulation" (SFAS 71). If any portion of the company's operations was no longer subject to the provisions of SFAS 71, as a result of a change in the cost-of-service based regulatory structure or the effects of competition, the company would be required to write off related regulatory assets and liabilities. The company would also be required to determine any impairment to other assets and write down these assets to their fair value.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121), issued in March 1995 and effective January 1, 1996, establishes accounting standards for the impairment of long-lived assets. SFAS 121 requires that regulatory assets that are no longer probable of recovery through future revenues be charged to earnings. Based upon the current regulatory environment in the company's operating service area, it is not expected that the adoption of SFAS 121 would have a material impact on the company's financial position or results of operations. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry, or if the cost-of-service based regulatory structure were to change.



3.   Derivative Financial Instruments



CL&P uses fuel price swaps to hedge against well-defined fuel price risk created by negotiated energy contracts. CL&P does not use these agreements for trading purposes. Those fuel swap agreements minimize exposure associated with rising fuel prices and effectively fix CL&P's cost of fuel for these negotiated energy contracts. Under the swap agreements, CL&P exchanges monthly payments based on the differential between fixed and variable prices for the associated fuel. These swap agreements have been made with various financial institutions, each of which is currently rated "A" or better by Standard & Poors rating group.
CL&P is exposed to credit risk on its fuel swaps if the counterparties fail to perform their obligations. However, based on the high credit quality of CL&P's counterparties, management anticipates that all the obligations under the swap contracts will be fully satisfied.

As of September 30, 1995, CL&P had outstanding fuel-swap agreements with a total notional value of approximately $252 million. As of October 31, 1995, the fuel swaps outstanding had a negative mark-to-market position of approximately $11 million.

For further information on Derivative Financial Instruments, see the Notes to Consolidated Financial Statements in CL&P's March 31, 1995 and June 30, 1995 Form 10-Qs and in its 1994 Form 10-K.

4.   Commitments and Contingencies

Construction Program: For information regarding CL&P's construction program, see the Notes to Consolidated Financial Statements in CL&P's 1994 Form 10-K.




Nuclear Performance: For information regarding the performance of CL&P's nuclear units, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, and see CL&P's March 31, 1995 and June 30, 1995 Form 10-Qs, and 1994 Form 10-K.

Environmental Matters: For information regarding environmental matters, see "Part II. Item 5. Other Information" in this Form 10-Q, and the Notes to Consolidated Financial Statements in CL&P's March 31, 1995 Form 10-Q and 1994 Form 10-K.

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


            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial




                      Condition and Results of Operations


This section contains management's assessment of CL&P's (the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly owned subsidiary of Northeast Utilities
(NU). This discussion should be read in conjunction with the company's consolidated financial statements, footnotes and Part II, Other Information, of this report and Management's Discussion and Analysis in the 1994 Form 10-K and the First and Second Quarter 1995 Form 10-Qs.

FINANCIAL CONDITION

Overview

The company's net income increased to approximately $164 million for the nine months ended September 30, 1995, from approximately $158 million for the same period in 1994. The increase in net income is primarily attributable to higher revenues related to regulatory decisions, a favorable tax ruling in the first quarter of 1995 and a reduction in maintenance costs, partially offset by lower retail kilowatt-hour sales as a result of mild weather in the first quarter of 1995, lower wholesale revenues and higher fuel and purchased-power costs. CL&P's retail kilowatt-hour sales through September 1995 were down by 1.5 percent from 1994, which had colder than normal weather in the first quarter.



Net income increased to approximately $60 million for the three months ended September 30, 1995, from approximately $50 million for the same period in 1994.
 The increase in net income is primarily attributable to higher kilowatt-hour sales due to hotter summer weather, higher revenues from regulatory decisions and a lower level of non-recurring charges. Retail kilowatt-hour sales for the quarter were up 2.2 percent from 1994.

Workforce Reductions

In July, 1995, NU announced a program aimed at reducing the nuclear organization's total workforce by approximately 250 employees. The NU system-wide estimated pre-tax cost of the early retirement that was charged to expense in the third quarter was approximately $7 million. This estimate was based on 121 eligible employees accepting the early retirement. The balance of the workforce reduction will be achieved through attrition and layoffs. The estimated cost to the NU system of layoffs to could be in the range of $2 to $3 million.



Regulatory Matters

In September 1995, the Department of Public Utility Control (DPUC) issued a draft decision denying CL&P's request to exclude market based contracts from the fossil fuel adjustment clause, on the ground that such treatment creates cost shifting among customers. The impact of this decision, if finalized, would be a reduction in fuel revenues of about $13 million a year based on contracts currently in place.

Nuclear Performance

The composite capacity factor of the five nuclear generating units that the NU system operates - including the Connecticut Yankee nuclear unit (CY) - was 68.6 percent for the nine months ended September 30, 1995, as compared with 64.3 percent for the same period in 1994. An extended refueling and maintenance outage for Millstone Unit 2, which ended on August 4, 1995, had an adverse impact on the 1995 nuclear capacity factor. In early November, Seabrook and Millstone 1 began planned 50-day refueling and maintenance outages.

Total replacement power costs attributable to the extension of the Millstone Unit 2 outage for CL&P are approximately $68 million. In addition, operation and maintenance (O&M) costs incurred during the outage are approximately $57 million, an increase of $30 million as a result of the outage extension. O&M costs associated with the refueling outage are deferred and amortized through rates. The recovery of the replacement power and O&M costs is subject to prudence reviews in Connecticut.

CL&P has a mechanism that has been in operation since 1979 designed to recover or refund certain non-nuclear fuel costs if the nuclear units do not operate at a predetermined capacity factor (the Generation Utilization Adjustment Clause or GUAC).



In early August 1995, CL&P filed its annual GUAC filing with the DPUC. As part of that filing, CL&P proposed to recover its 1994-1995 GUAC costs over an 18 month period (instead of the usual 12 months) to mitigate the impact of the GUAC rate increase. On August 31, 1995, the DPUC issued an interim decision that allowed CL&P to begin recovering $80 million of the GUAC costs over an 18 month period beginning in September 1995. The $80 million is net of the certain fuel "overrecoveries" during the GUAC period (approximately $19 million). In its decision, the DPUC also stated that it would examine the GUAC rate in detail in the November quarterly fuel proceeding and issue a final decision at that time.
 The DPUC's decision is also subject to the results of a prudence review of the Millstone 2 outage. CL&P has reserved $19 million for the "overrecoveries" during the GUAC period.

While the company is unable to predict the outcome of possible prudence reviews of its nuclear operations or the GUAC overrecoveries issues, management believes that the ultimate resolution of these matters will not have a material adverse impact on the company's financial position or the results of its operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations increased approximately $19 million for the first nine months of 1995, as compared to 1994, primarily due to payments received under a new wholesale power contract in 1995. Cash used for investments increased approximately $16 million primarily due to higher investments in the nuclear decommissioning trust in 1995.




RESULTS OF OPERATIONS

Comparison of the Third Quarter of 1995 with the Third Quarter
--------------------------------------------------------------
of 1994
-------

The components of the change in operating revenues are as follows:

Changes in Operating Revenues                Increase/(Decrease)
-----------------------------                 -------------------
                                            (Millions of Dollars)

Regulatory decisions                               $ 15
Fuel and purchased-power cost recoveries             16
Retail sales volume                                  11
Wholesale revenues                                   (3)
Other                                                 1
                                                   ----
Total revenue change                               $ 40
                                                   ====

Revenues related to regulatory decisions increased primarily because of the July 1995 retail rate increase. Fuel and purchased-power cost recoveries increased primarily due to higher sales and the recovery of GUAC costs. Retail kilowatt-




hour sales increased 2.2 percent for the quarter from 1994 levels as a result of hotter summer weather. Wholesale revenues decreased primarily due to capacity sales contracts that expired at the end of 1994.

Fuel, purchased, and net interchange power expense increased approximately $19 million in the third quarter of 1995 primarily because of higher 1995 GUAC amortization and the impact of a DPUC draft decision on market based contracts.

Other operation and maintenance expense decreased approximately $8 million primarily due to a nuclear inventory write-off in 1994 and lower maintenance costs at the fossil units, partially offset by higher amortization of demand-side-management costs and higher outside services employed.

Amortization of regulatory assets, net increased approximately $12 million in the third quarter of 1995 primarily because of the reduction in the deferral of CL&P cogeneration expenses from approximately $6 million a month to approximately $3 million a month beginning July 1995.

Federal and state income taxes increased approximately $6 million in the third quarter of 1995 primarily because of higher book taxable income.

Deferred nuclear plants return decreased approximately $4 million in the third quarter of 1995 primarily because the last 5 percent of CL&P's Millstone 3 investment was phased into rates on January 1, 1995.



Other income increased approximately $5 million in the third quarter of 1995 primarily because of an adjustment in September 1994 to the environmental reserve.


Comparison of the First Nine Months of 1995 with the First Nine
---------------------------------------------------------------
Months of 1994
--------------

The components of the change in operating revenues are as follows:

Changes in Operating Revenues                Increase/(Decrease)
-----------------------------                 -------------------
                                            (Millions of Dollars)

Regulatory decisions                               $ 47
Retail Sales volume                                 (17)
Wholesale revenues                                  (15)
Fuel and purchased power
 cost recoveries                                    (18)
Other                                                (2)
                                                    ----
Total revenue change                                $(5)
                                                    ====




Revenues related to regulatory decisions increased primarily because of the retail rate increases in July 1994 and 1995. Retail sales volume decreased 1.5 percent for the first nine months of 1995 from 1994 sales levels primarily due to mild weather in the first quarter of 1995, partially offset by hotter summer weather. Wholesale revenues decreased primarily due to capacity sales contracts that expired at the end of 1994. Fuel and purchased-power cost recoveries decreased primarily due to lower kilowatt-hour sales and lower fuel prices partially offset by the recovery of GUAC costs.

Fuel, purchased, and net interchange power expense increased approximately $13 million in the first nine months of 1995 primarily because of a higher level of energy purchases from other utilities as a result of the extended Millstone 2 outage, a reserve for fuel overrecoveries and the impact of the DPUC draft decision on market based contracts. These increases were partially offset by higher deferred GUAC expenses, net of GUAC amortization.

Other operation expense increased approximately $7 million and maintenance expense decreased approximately $13 million. The increase in operation expense is due primarily to higher capacity charges from the regional nuclear units primarily due to Maine Yankee which is in an extended refueling outage and Vermont Yankee which had an outage in March 1995, higher 1995 demand-side-management amortization costs and higher outside services employed, partially offset by a nuclear inventory write-off in 1994. The decrease in maintenance expense is due primarily to lower maintenance costs at the fossil units.




Depreciation expense increased approximately $9 million in the first nine months of 1995 primarily because of higher plant balances and higher decommissioning levels in 1995.

Amortization of regulatory assets, net decreased approximately $30 million in the first nine months of 1995 primarily because of the deferral of CL&P cogeneration expenses which began in July 1994 and the 1994 amortization of the CL&P cogeneration buyout.

Federal and state income taxes decreased approximately $13 million in the first nine months of 1995 primarily because of a first quarter 1995 adjustment to the income tax accrual as a result of a favorable tax ruling and lower book taxable income.

Deferred nuclear plants return decreased approximately $11 million in the first nine months of 1995 primarily because the last 5 percent of CL&P's Millstone 3 investment was phased into rates on January 1, 1995.



                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings



1. On November 7, 1995, the DPUC issued a draft decision in the Texas-Ohio Power Company (Texas-Ohio) proceeding that was filed by CL&P in mid-August. The DPUC found that a private power producer (PPP) can sell electricity to retail customers in Connecticut as long as the PPP does not use public rights of way. The draft decision specifically states that the ruling is "narrow in scope" and that a PPP that seeks to utilize public rights of way to sell at retail to end users in Connecticut would require a franchise. A final decision in this DPUC proceeding is expected at the end of November.

For additional information on this proceeding, see "Legal Proceedings" in CL&P's 1995 Form 10-Q for the quarter ended June 30, 1995.

Item 5.   Other Information

1. On October 4, 1995, the U.S. Court of Appeals for the District of Columbia Circuit granted a motion to intervene filed by Northeast Utilities Service Company, Connecticut Yankee Atomic Power Company and North Atlantic Energy Service Company as party petitioners in the lawsuit brought by other nuclear utilities seeking a judicial declaration that the Nuclear Waste Policy Act of 1982, as amended, unconditionally binds the U.S. Department of Energy to begin acceptance of spent nuclear fuel and high-level radioactive waste beginning on January 31, 1998.

For additional information on this matter, see "Item 1. Business - Electric Operations - Nuclear Generation - High-Level Radioactive Waste" in CL&P's 1994 Form 10-K.




2. On October 12, 1995, the NRC issued an order halting major dismantling or decommissioning activities at the Yankee Rowe Nuclear Plant (Yankee Rowe) until after completion of an adjudicatory hearing process. The NRC intends to issue a Notice of Opportunity for a hearing on the NRC staff-approved Yankee Rowe decommissioning plan and, if a hearing is requested, order an expedited hearing.
 The NRC's action was taken in response to a recent federal appeals court decision finding that the NRC should have offered a hearing opportunity prior to authorizing Yankee's Component Removal Program in 1993.

For additional information on this matter, see "Other Information" in CL&P's 1995 Form 10-Q for the quarter ended June 30, 1995.

3.   On October 13, 1995, the Connecticut Department of Environmental Protection
(DEP) issued a consent order to CL&P and NUSCO requiring those companies to address leaks from the Long Island cable, which is jointly owned by CL&P and the Long Island Lighting Company (LILCO). The order will obligate CL&P and NUSCO to study and propose alternatives for prevention, detection and mitigation of oil leaks and to evaluate the ecological effects of leaks on the environment. Alternatives to be studied include removal and replacement of the cable. The System will incur additional costs to complete the requirements of the order and to meet any subsequent DEP requirements resulting from the studies under the consent order, which costs cannot be estimated at this time.

4. The United States Attorney's Office in New Haven, Connecticut has commenced an investigation and has issued subpoenas to CL&P, NU and NUSCO, seeking documents relating to operation and maintenance of and recent leaks from the Long Island cable. Since the investigation is in its preliminary stages and the government has not revealed the scope of its investigation, management cannot evaluate the likelihood of a criminal proceeding being initiated at this time. However, management is aware of nothing that would suggest that any System company, officer or employee has engaged in conduct that would warrant such a proceeding.

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



                             THE CONNECTICUT LIGHT AND POWER COMPANY
                             ---------------------------------------
                                               Registrant





Date    November 13, 1995     By  /s/ Bernard M. Fox
      --------------------        ------------------------------
                                      Bernard M. Fox
                                      Chairman and Director




Date    November 13, 1995     By  /s/ John W. Noyes
      --------------------        -----------------------------
                                      John W. Noyes





                                      Vice President and Controller