Form 10-Q
period 1996-06-30
CONNECTICUT LIGHT & POWER CO
filed 1996-08-14
CIK 23426

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to


                         Commission File Number 1-11419



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

                  Class                          Outstanding at July 31, 1996

        Common Shares, $10.00 par value                  12,222,930 shares
            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES


                               TABLE OF CONTENTS



                                                              Page No.



Part I.  Financial Information

    Item 1. Financial Statements

        Consolidated Balance Sheets - June 30, 1996
        and December 31, 1995                                                2

        Consolidated Statements of Income - Three Months
        and Six Months Ended June 30, 1996 and 1995                          4

        Consolidated Statements of Cash Flows -
        Six Months Ended June 30, 1996 and 1995                              5

        Notes to Consolidated Financial Statements                           6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations

Part II.    Other Information

     Item 1.     Legal Proceedings                                          18

     Item 4.     Submission of Matters to a Vote
                 of Security Holders                                        18

     Item 5.     Other Information                                          18

     Item 6.     Exhibits and Reports on Form 8-K                           19

Signatures                                                                  21






                                   PART I.  FINANCIAL INFORMATION

THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                               June 30,     December 31,
                                                                 1996           1995
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
- ------

Utility Plant, at original cost:
  Electric................................................  $  6,209,561   $  6,147,961

     Less: Accumulated provision for depreciation.........     2,526,403      2,418,557
                                                            -------------  -------------
                                                               3,683,158      3,729,404
  Construction work in progress...........................        86,952        103,026
  Nuclear fuel, net.......................................       130,890        138,203
                                                            -------------  -------------
      Total net utility plant.............................     3,901,000      3,970,633
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       252,766        238,023
  Investments in regional nuclear generating
   companies, at equity...................................        55,108         54,624
  Other, at cost..........................................        15,320         16,241
                                                            -------------  -------------
                                                                 323,194        308,888
                                                            -------------  -------------
Current Assets:
  Cash....................................................           209            337
  Notes receivable from affiliated companies..............       187,950           -
  Receivables, net........................................       212,883        231,574
  Accounts receivable from affiliated companies...........         3,516          3,069
  Accrued utility revenues................................        77,917         91,157
  Fuel, materials, and supplies, at average cost..........        83,628         68,482
  Recoverable energy costs, net--current portion..........          -            78,108
  Prepayments and other...................................        46,704         42,894
                                                            -------------  -------------
                                                                 612,807        515,621
                                                            -------------  -------------
Deferred Charges:
  Regulatory assets:
    Income taxes,net......................................       838,262        863,521
    Unrecovered contractual obligation....................        49,025         65,847
    Deferred demand-side management costs.................        93,764        117,070
    Recoverable energy costs, net (Note 3)<F3>............       131,632         27,262
    Cogeneration costs....................................        85,969         92,162
    Other.................................................        68,938         77,018
  Unamortized debt expense................................        16,265         14,977
  Other...................................................        13,867         10,232
                                                            -------------  -------------
                                                               1,297,722      1,268,089
                                                            -------------  -------------



      Total Assets........................................  $  6,134,723   $  6,063,231
                                                            =============  =============

See accompanying notes to consolidated financial statements.










THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                               June 30,     December 31,
                                                                 1996           1995
                                                            -------------  -------------
                                                                (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization:
  Common stock--$10 par value. Authorized
   24,500,000 shares; outstanding 12,222,930
   shares.................................................  $    122,229   $    122,229
  Capital surplus, paid in................................       638,820        637,981
  Retained earnings.......................................       696,488        785,476
                                                            -------------  -------------
           Total common stockholder's equity..............     1,457,537      1,545,686
  Preferred stock not subject to mandatory
   redemption.............................................       116,200        116,200
  Preferred stock subject to mandatory redemption.........       155,000        155,000
  Long-term debt (Note 7)<F7>.............................     1,834,974      1,812,646
                                                            -------------  -------------
           Total capitalization...........................     3,563,711      3,629,532
                                                            -------------  -------------
Minority Interest in Consolidated Subsidiary..............       100,000        100,000
                                                            -------------  -------------
Obligations Under Capital Leases..........................       102,265        108,408
                                                            -------------  -------------

Current Liabilities:
  Notes payable to banks..................................          -            41,500
  Notes payable to affiliated company.....................          -            10,250
  Long-term debt and preferred stock--current
   portion................................................       203,362          9,372
  Obligations under capital leases--current
   portion................................................        52,360         63,856
  Accounts payable........................................       108,430        110,798
  Accounts payable to affiliated companies................        41,105         44,677
  Accrued taxes...........................................        14,069         52,268
  Accrued interest........................................        30,527         30,854
  Other...................................................        65,583         20,027
                                                            -------------  -------------
                                                                 515,436        383,602
                                                            -------------  -------------

Deferred Credits:
  Accumulated deferred income taxes.......................     1,452,202      1,486,873
  Accumulated deferred investment tax credits.............       138,763        142,447
  Deferred contractual obligation.........................        49,025         65,847
  Deferred nuclear outage costs...........................        65,486         17,290
  Other...................................................       147,835        129,232
                                                            -------------  -------------
                                                               1,853,311      1,841,689
                                                            -------------  -------------
Commitments and Contingencies (Note 9)<F9>


           Total Capitalization and Liabilities...........  $  6,134,723   $  6,063,231
                                                            =============  =============

See accompanying notes to consolidated financial statement






THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                     Three Months Ended     Six Months Ended
                                                            June 30,            June 30,
                                                    ------------------- -----------------------
                                                       1996      1995       1996        1995
                                                    --------- --------- ----------- -----------
                                                                (Thousands of Dollars)

Operating Revenues................................. $542,999  $525,147  $1,202,354  $1,126,341
                                                    --------- --------- ----------- -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....  137,472   123,008     360,847     282,923
     Other.........................................  196,726   146,411     386,570     291,655
  Maintenance......................................   83,120    43,765     132,168      85,528
  Depreciation.....................................   61,784    58,600     124,500     119,337
  Amortization of regulatory assets, net...........    6,725     9,298       3,975      18,404
  Federal and state income taxes...................      957    38,098      29,484      80,421
  Taxes other than income taxes....................   41,018    40,100      89,636      86,015
                                                    --------- --------- ----------- -----------
        Total operating expenses...................  527,802   459,280   1,127,180     964,283
                                                    --------- --------- ----------- -----------
Operating Income...................................   15,197    65,867      75,174     162,058
                                                    --------- --------- ----------- -----------

Other Income:
  Deferred nuclear plants return--other funds......      458     1,154         907       2,397
  Equity in earnings of regional nuclear
    generating companies...........................    1,957     1,989       3,793       3,061
  Other, net.......................................    2,175       862       3,489      (2,254)
  Income taxes.....................................       91       810        (396)      2,893
                                                    --------- --------- ----------- -----------
        Other income, net..........................    4,681     4,815       7,793       6,097
                                                    --------- --------- ----------- -----------
        Income before interest charges.............   19,878    70,682      82,967     168,155
                                                    --------- --------- ----------- -----------

Interest Charges:
  Interest on long-term debt.......................   30,339    31,489      60,131      62,444
  Other interest...................................      279     1,556         771       2,639
  Deferred nuclear plants return--borrowed funds...      (40)     (452)        (86)       (894)
                                                    --------- --------- ----------- -----------
        Interest charges, net......................   30,578    32,593      60,816      64,189
                                                    --------- --------- ----------- -----------

Net Income (Loss).................................. $(10,700) $ 38,089  $   22,151  $  103,966
                                                    ========= ========= =========== ===========






See accompanying notes to consolidated financial statements.





THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1996        1995
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   22,151  $  103,966
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................    124,500     119,337
    Deferred income taxes and investment tax credits, net...    (46,362)     33,554
    Deferred nuclear plants return, net of amortization.....      6,272      51,056
    Recoverable energy costs, net of amortization...........    (25,444)    (53,643)
    Deferred cogeneration costs, net........................      6,193     (38,533)
    Deferred demand-side-management
      costs, net of amortization............................     23,306       6,792
    Deferred nuclear refueling outage, net of amortization..     24,797     (18,299)
    Nuclear compliance reserves.............................     38,447        -
    Other sources of cash...................................    111,602      64,054
    Other uses of cash......................................    (45,096)    (12,333)
  Changes in working capital:
    Receivables and accrued utility revenues................     31,484      35,646
    Fuel, materials, and supplies...........................    (15,146)     (4,249)
    Accounts payable........................................     (5,940)    (39,715)
    Accrued taxes...........................................    (38,199)    (24,450)
    Other working capital (excludes cash)...................      2,154       6,367
                                                             ----------- -----------
Net cash flows from operating activities....................    214,719     229,550
                                                             ----------- -----------

Financing Activities:
  Issuance of Monthly Income
   Preferred Securities.....................................       -        100,000
  Issuance of long-term debt (Note 7)<F7>...................    222,000        -
  Net decrease in short-term debt...........................    (51,750)    (20,500)
  Reacquisitions and retirements of long-term debt..........     (9,479)     (6,669)
  Reacquisitions and retirements of preferred stock.........       -       (117,500)
  Cash dividends on preferred stock.........................     (7,611)    (13,405)
  Cash dividends on common stock............................   (103,528)    (79,572)
                                                             ----------- -----------
Net cash flows from (used for) financing activities.........     49,632    (137,646)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................    (56,363)    (59,635)
    Nuclear fuel............................................      2,255      (7,006)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (54,108)    (66,641)
  NU System Money Pool......................................   (187,950)       -
  Investments in nuclear decommissioning trusts.............    (22,858)    (26,263)
  Other investment activities, net..........................        437         947
                                                             ----------- -----------
Net cash flows used for investments.........................   (264,479)    (91,957)
                                                             ----------- -----------
Net Decrease In Cash For The Period.........................       (128)        (53)
Cash - beginning of period..................................        337         264
                                                             ----------- -----------

Cash - end of period........................................ $      209  $      211
                                                             =========== ===========

See accompanying notes to consolidated financial statements.







            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of the Connecticut Light and Power Company (the company or CL&P) on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K), the First Quarter 1996 Form 10-Q, and the company's Form 8-Ks dated January 31, 1996, March 30, 1996, April 15, 1996, June
          6, 1996, June 18, 1996, June 28, 1996, and July 22, 1996.   In the
          opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the statements of cash flows for the six-month periods ended June 30, 1996 and 1995.
          All adjustments are of a normal, recurring, nature except those described below in Notes 3 and 9B. The results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results expected for a full year.

          Certain reclassifications of prior period data have been made to conform with the current period presentation.

          Northeast Utilities (NU) is the   parent company of the Northeast
          Utilities system (the system). The system furnishes retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries, CL&P, Public Service Company of New Hampshire (PSNH), Western Massachusetts Electric Company (WMECO), and Holyoke Water Power Company (HWP). A fifth wholly owned subsidiary, North Atlantic Energy Corporation (NAEC), sells all of its capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its retail electric service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

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

2.   NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which established accounting standards for evaluating and recording asset impairment. The company adopted SFAS 121 as of January 1, 1996. SFAS 121 requires the evaluation of long-lived assets for impairment when certain events occur or when conditions exist that indicate the carrying amounts of assets may not be recoverable.

     Based on the current regulatory environment in the system's service areas, as of June 30, 1996, SFAS 121 did not have a material impact on the company's financial position or results of operations. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry or if the cost-of-service based regulatory structure were to change. For further information, see CL&P's 1995 Form 10-K and CL&P's First Quarter 1996 Form 10-Q.

3.   REGULATORY ASSETS - RECOVERABLE ENERGY COSTS

     Settlement Agreement:    On July 1, 1996, the Connecticut Department of
     Public Utility Control approved a modified settlement agreement (Modified Settlement). As a result of the Modified Settlement, CL&P wrote off approximately $6 million associated with its deferred 1995-1996 generation utilization adjustment clause (GUAC) balance as of March 31, 1996. The Modified Settlement also provides for the accelerated recovery of CL&P's other regulatory assets of approximately $127-$175 million during 1996 and 1997. For further information on the CL&P Modified Settlement and the original settlement proposal, see Note 9B in this Form 10-Q and the company's Form 8-Ks dated April 15, 1996, June 18, 1996, and June 28, 1996.

     Recoverable Energy Costs: The Modified Settlement resolved all outage-related fuel recovery issues through March 31, 1996. For periods subsequent to March 31, 1996, the Modified Settlement has provided for an interim regulatory deferred fuel accounting mechanism. The net effect of this mechanism, combined with the GUAC and the fossil-fuel adjustment clause, operates as though CL&P has a fully tracking fuel clause. As of June 30, 1996, CL&P had a net GUAC balance of approximately $83 million. For further information on CL&P's recoverable energy costs, see Note 9B and the MD&A in this Form 10-Q, CL&P's First Quarter 1996 Form 10-Q, and CL&P's 1995 Form 10-K.


4.   NUCLEAR DECOMMISSIONING

     For information on nuclear decommissioning, see the company's First Quarter 1996 Form 10-Q and the company's 1995 Form 10-K.

5.   LEASE AGREEMENT

     On June 21, 1996, CL&P entered into an operating lease agreement for CL&P to acquire the use of four turbine generators having an installed cost of approximately $70 million. The initial lease term is for a five-year period. The lease agreement provides for a renewal option under which CL&P may lease the turbines, at their fair market value, for five additional consecutive twelve-month renewal terms. The rental payments are based upon a five-year floating interest rate. The initial interest rate was 6.44 percent. Upon termination of the lease agreement, ownership of the turbines will remain with the lessor. For further information on leases, see CL&P's 1995 Form 10-K.

6.   ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

     On July 11, 1996, CL&P entered into an agreement for the sale of up to $200 million of eligible accounts receivable with limited recourse. The agreement provides for a loss reserve pursuant to which additional customer receivables are allocated to the purchaser on an interim basis, to protect against bad debt. To the extent actual loss experience of the pool receivables exceeds the loss reserve, the purchaser absorbs the excess.
     For receivables sold, CL&P has retained collection and servicing responsibilities as agent for the purchaser. As collections reduce previously sold undivided interests, new receivables would customarily be sold. As of August 13, 1996, no receivables had been sold under this program.

     The FASB has issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which establishes, in part, accounting standards for the accounting and recognition of transfers of financial assets. SFAS 125 will be effective for transfers and servicing of financial assets occurring after December 31, 1996 and will be applied prospectively. Management is currently evaluating the effects of this accounting standard on future transactions related to the accounts receivable securitization program.

7.   CAPITALIZATION

     On May 21, 1996, the Connecticut Development Authority issued $62 million of tax-exempt pollution control revenue bonds. Concurrent with such issuance, the proceeds of the bonds were loaned to CL&P for the reimbursement of a portion of CL&P's share of the previously incurred costs of financing, acquiring, constructing, and installing pollution control, sewage, and solid waste disposal facilities at Millstone 3. The bonds will mature on May 1, 2031 and bear, at CL&P's discretion, a variable or fixed interest rate. Variable interest rates may reach a maximum rate of 12 percent. The bonds were issued with an initial interest rate of 3.7 percent per annum. The bonds are backed by a five-year letter of credit and are secured by a second mortgage on CL&P's interest in Millstone 1.

     On June 25, 1996, CL&P issued $160 million of First and Refunding Mortgage Bonds, 1996 Series A. The 1996 Series A Bonds bear interest at an annual rate of 7.875%, and will mature on June 1, 2001. The net proceeds from the issuance and sale of the 1996 Series A Bonds, plus funds from other sources, will be used to repay approximately $193.3 million in principal amount of CL&P's Series UU bonds, due April 1, 1997. Prior to maturity of the Series UU bonds, CL&P may utilize a portion of the net proceeds to reduce short-term borrowing requirements.

     For further information on capitalization, see the company's 1995 Form
     10-K.

8.   DERIVATIVE FINANCIAL INSTRUMENTS

     CL&P uses fuel-swap agreements with financial institutions to hedge against some of the fuel-price risk created by the sale of long-term negotiated energy contracts. These fuel swaps reduce exposure associated with rising fuel prices and effectively fix most of CL&P's cost of fuel and the profitability for these negotiated energy contracts. Under the swap agreements, CL&P exchanges monthly payments based on the differential between a fixed and variable price for the associated fuel. As of June 30, 1996, CL&P had outstanding contracts with a total notional value of approximately $234.9 million, and a negative mark-to-market position of approximately $8.7 million.

     These swap agreements have been made with various financial institutions, each of which is rated "BBB+" or better by Standard & Poor's rating group. CL&P is exposed to credit risk on its fuel swaps if the counterparties fail to perform their obligations. However, CL&P anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For further information on derivative financial instruments see the MD&A in this Form 10-Q and CL&P's 1995 Form 10-K and CL&P's First Quarter 1996 Form 10-Q.


9.   COMMITMENTS AND CONTINGENCIES

      A. Construction Program: For information regarding the company's construction program, see CL&P's 1995 Form 10-K.

      B.  Nuclear Performance:

          Modified Settlement: CL&P had previously reported in its 1995 Form 10-K that nuclear outages which occurred at Millstone station over the period October 1990 through August 1995 were the subject of prudence reviews in Connecticut. The Modified Settlement previously discussed in Note 3 terminated these proceedings and such termination did not have a material adverse impact on CL&P's financial position or results of operations. For additional information regarding the prudence reviews, see CL&P's 1995 Form 10-K. For additional information regarding the Modified Settlement, see Note 3 and the MD&A in this Form 10-Q and the company's Form 8-Ks dated April 15, 1996, June 18, 1996, and June 28, 1996.

          Millstone: CL&P has disclosed in its 1995 Form 10-K, its First Quarter 1996 Form 10-Q and its Form 8-Ks dated January 31, 1996, March 30, 1996, April 15, 1996, June 6, 1996, June 18, 1996, June 28, 1996,
          and July 22, 1996 that, among other things, the Millstone power station has been placed on the NRC's watch list, the three Millstone units are currently out of service, the company is currently responding to NRC requests for information and the company is currently incurring costs, including replacement power costs, while the three Millstone units are down.

          Management cannot predict when the NRC will allow any of the Millstone units to return to service and thus cannot estimate the total replacement power costs the company will ultimately incur.

          Management now estimates CL&P will expense about $95 million of incremental nuclear operation and maintenance costs in 1996. Approximately $68 million of the $95 million was expensed in the first and second quarters of 1996. It is likely this estimate will rise as CL&P and the NRC identify additional issues that need to be resolved.

          The recovery of fuel, purchased power, and other outage-related costs is subject to prudence reviews. While it is too early to estimate the total amount of such costs or the results of any prudence reviews, management believes that there is a significant exposure to non-recovery of a material amount of such costs.

          For further information, see the SEC filings referenced above and the MD&A in this Form 10-Q.

          Connecticut Yankee (CY): For information regarding CY, see the MD&A in this Form 10-Q, CL&P's First Quarter 1996 Form 10-Q and CL&P's Form 8-Ks dated June 6, 1996 and July 22, 1996.

      C. Environmental Matters: For information regarding environ-mental matters, see the company's 1995 Form 10-K.

      D. Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see the company's 1995 Form 10-K.

      E. Long-Term Contractual Arrangements: For information regarding long-term contractual arrangements, see the company's 1995 Form 10-K.




            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of CL&P's (the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities
(NU). This discussion should be read in conjunction with CL&P's consolidated financial statements and footnotes in this Form 10-Q, the 1995 Form 10-K, the First Quarter 1996 Form 10-Q, and the Form 8-Ks dated January 31, 1996, March 30, 1996, April 15, 1996, June 6, 1996, June 18, 1996, June 28, 1996, and July
22, 1996.

FINANCIAL CONDITION

Overview

CL&P had a net loss of approximately $11 million for the three months ended June 30, 1996, a decrease of $49 million from the same period in 1995. Net income was approximately $22 million for the six months ended June 30, 1996, a decrease of approximately $82 million from the same period in 1995. The decreases for the three- and six-month periods were primarily due to higher operating costs and reserves related to the outages at the Millstone units, the impact of CL&P's approved rate settlement agreement, and costs associated with meeting summer capacity requirements. These decreases were partially offset by higher retail sales and lower amortization of regulatory assets in 1996. In addition, six-
month earnings decreased due to a one-   time tax benefit from a favorable tax
ruling, recognized in the first quarter of 1995.

CL&P expects to continue incurring substantial costs during the remainder of 1996 as a result of the Millstone outages, which could result in a loss for the third quarter. Management expects that net income for 1996 will be well below 1995 net income. A key factor affecting 1996 net income will be the level of costs expended to address Nuclear Regulatory Commission (NRC) concerns and the replacement-power costs incurred to serve CL&P's customers in the absence of energy from the Millstone units. Management currently estimates that it will expense about $95 million of incremental operation and maintenance costs in 1996, approximately $68 million of which were expensed during the first six months of 1996, including a reserve for future costs of $38 million. It is likely that these costs will rise as NU and the NRC identify additional issues that need to be resolved. Monthly replacement-power costs attributable to the three Millstone outages are expected to be approximately $18 to $25 million.


Nuclear Performance

Millstone

CL&P has a 81-percent ownership interest in Millstone units 1 and 2, and a 52.9-percent ownership interest in Millstone 3.

Millstone units 1, 2, and 3 have been out-of-service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively. For further information on the current Millstone outages see CL&P's 1995 10-K, Form 8-Ks dated January 31, 1996, March 30, 1996, June 6, 1996, June 18, 1996, June 28, 1996, and July 22,
1996, and the First Quarter 1996 Form 10-Q.

The NRC has recently informed NU that    it will require the creation of an
independent, third-party corrective action verification team to verify that corrective actions have been taken at Millstone to address design and configuration management issues. The NRC has indicated that it will issue an order confirming the requirement for such a team and reconfirming its requirement that NU seek formal approval by the NRC commissioners for restart of the Millstone units. Management cannot presently estimate the effect these efforts will have on the timing of restart or what additional costs, if any, this may cause.

Connecticut Yankee

CL&P has a 34.5-percent ownership equity interest in the Connecticut Yankee Atomic Power Company (CYAPC) which operates the Connecticut Yankee nuclear power plant (CY).

On July 22, 1996, CY was taken out of service as a precautionary measure to address a hypothetical accident scenario involving the plant's service water system. On August 8, 1996, after evaluating certain other pending technical and regulatory issues, CY's management decided to delay the restart of the unit and to begin a scheduled September refueling outage. The refueling outage was accelerated in order to allow time to resolve the pending issues.

On August 9, 1996, the NRC requested that CYAPC submit, within thirty days, additional information that would reconfirm the basis for continued operation of CY and address the implications of certain issues related to CY's design basis. NU cannot estimate at this time whether compliance with this request will impact the restart date for CY.

CYAPC cannot presently estimate whether the outage will extend beyond the 60 days planned for the refueling outage. Although a vote by the NRC Commissioners is not required prior to restart of the unit at this time, CYAPC will work closely with the NRC staff to evaluate and implement the corrective actions necessary to address the pending issues. Management cannot presently estimate the additional costs associated with the outage.

For further information on CY see CL&P's Form 8-Ks dated June 6, 1996, and July 22, 1996, and the First Quarter 1996 Form 10-Q.
Rate Matters

Connecticut

On July 1, 1996, the Connecticut Department of Public Utility Control (DPUC) approved a modified rate settlement agreement (the Modified Settlement). The Modified Settlement is expected to reduce estimated year-end 1996 earnings by approximately $35 million, of which approximately $13 million was recognized during the second quarter.

Although the Modified Settlement will decrease 1996 earnings, management believes it will better position CL&P for the restructuring of the electric-power industry. The 18-month base-rate freeze, and accelerated recovery of regulatory assets provided for in the Modified Settlement, will preserve current cash flow while reducing potentially strandable investments. In addition, the termination of certain pending litigation and the elimination of the need to file a rate case during 1996 will allow CL&P to focus its efforts on preparing itself for a more competitive environment.

For further information on the Modified Settlement see Note 3 of the Notes to Consolidated Financial Statements in this Form 10-Q, CL&P's Form 8-Ks dated April 15, 1996, and June 28, 1996, and the First Quarter 1996 Form 10-Q.

Liquidity And Capital Resources

Cash provided from operations decreased approximately $15 million in the first six months of 1996, from 1995, primarily due to higher cash operating expenses and lower funds from working capital, partially offset by higher revenues from recoveries of fuel costs paid in prior periods and higher retail sales. Cash from financing activities increased approximately $187 million primarily due to higher issuances of long-term debt. Cash used for investments increased approximately $172 million primarily due to an increase in loans to other companies under the NU system Money Pool.

In May 1996, Standard & Poor's Rating Group (S&P) and Moody's Investors Service downgraded all debt and preferred stock of CL&P and bonds of CYAPC. All CL&P securities remain on S&P's CreditWatch. These rating actions could adversely affect the future availability and cost of funds.

CL&P has taken various actions to ensure that they will have access to adequate cash resources, at reasonable cost, even if the nuclear outages extend significantly longer, or the associated costs are significantly greater, than management currently foresees. These actions have resulted in an increase of approximately $180 million in investments in the NU System Money Pool.

CL&P completed a $62 million tax-exempt debt issue in May 1996, and issued $160 million of first-mortgage bonds in June 1996. Additionally, CL&P established a facility under which it may sell, from time to time, up to $200 million of fractional interests in its billed and unbilled accounts receivable, with recourse. This facility has not been used to date. Additionally, CL&P applied to the Securities and Exchange Commission for an increase of $50 million in the agreement under which it effects revolving credit borrowings. This increase would raise its aggregate short-term debt level up to $375 million.

CL&P has entered into fuel-swap agreements to reduce a portion of the fuel-price risk associated with its long-term negotiated energy contracts. These swaps are not used for trading purposes. The differential paid or received as fuel prices change is recognized in income when realized. As of June 30, 1996, CL&P had outstanding agreements with a total notional value of approximately $234.9 million. The settlement amounts associated with the swaps increased earnings by approximately $2.5 million for the first six months of 1996. These swaps minimize exposure associated with rising fuel prices and effectively fix the cost of fuel and the profitability of certain of CL&P's long-term negotiated contract sales.


RESULTS OF OPERATIONS

Comparison of the Second Quarter of 1996 with the Second Quarter of 1995


Changes in Operating Revenues                     Increase/(Decrease)
                                                 (Millions of Dollars)

Regulatory decisions                                                 $ 9
Fuel and purchased-power cost recoveries                             (12)
Retail sales                                                          16
Other revenues                                                         5
                                                                     ----
Total revenue change                                                 $18



Revenues related to regulatory decisions increased primarily because of the mid-1995 retail-rate increase. Fuel and purchased-power cost recoveries decreased primarily due to lower average fossil fuel prices and lower revenues from sales to outside utilities. Retail sales increased 4.7 percent primarily due to modest economic growth 1996.

Fuel, purchased, and net interchange power expense increased approximately $14 million primarily due to higher energy costs in 1996 due to the nuclear outages, partially offset by lower fossil and nuclear generation.

Other operation and maintenance expense increased approximately $90 million primarily due to higher costs associated with the nuclear outages ($43 million, including $28 million of reserves for future costs) and higher costs associated with meeting summer capacity requirements ($21 million). In addition, these costs reflect higher recognition of postretirement benefit costs, higher office equipment expenses, higher recognition of demand-side-management costs, and higher outside services related to the nuclear outages.


Amortization of regulatory assets, net decreased approximately $3 million primarily due to the completion of the amortization of Millstone 3 phase-in costs, partially offset by lower 1996 cogeneration deferrals and higher 1996 amortization of previously deferred cogeneration costs.

Federal and state income taxes decreased approximately $36 million primarily due to lower book taxable income.


Comparison of the First Six Months of 1996 with the First Six Months of 1995


Changes in Operating Revenues                     Increase/(Decrease)
                                                 (Millions of Dollars)

Regulatory decisions                                               $12
Fuel and purchased-power cost recoveries                            32
Retail sales                                                        38
Wholesale revenues                                                  (7)
Other revenues                                                       1
                                                                   ----
Total revenue change                                               $76



Revenues related to regulatory decisions increased primarily because of the mid-1995 retail-rate increase, partially offset by 1996 reserves for over-recoveries of demand-side-management costs. Fuel and purchased-power cost recoveries increased primarily due to higher 1996 outside energy costs and the recovery of Generation Utilization Adjustment Clause (GUAC) costs. Retail sales increased 4.8 percent primarily due to modest economic growth in 1996 and mild weather in the first quarter of 1995.

Fuel, purchased, and net interchange power expense increased approximately $77 million primarily due to higher outside energy costs in 1996 and the 1996 write-off of unamortized GUAC balances as agreed to as part of the 1996 Modified Settlement, partially offset by lower fossil and nuclear generation.

Other operation and maintenance expense increased approximately $142 million primarily due to higher costs associated with the nuclear outages ($84 million, including $38 million of reserves for future costs), 1996 costs associated with meeting summer capacity requirements ($21 million). In addition, these costs reflect higher recognition of postretirement benefit costs, higher office equipment expenses, and higher outside services related to the nuclear outages, partially offset by lower 1996 charges from the regional nuclear generating units.

Amortization of regulatory assets, net   decreased approximately $14 million
primarily due to the completion of the amortization of Millstone 3 phase-in costs, partially offset by lower 1996 cogeneration deferrals and higher 1996 amortization of previously deferred cogeneration costs.

Federal and state income taxes decreased approximately $48 million primarily due to lower book taxable income, partially offset by tax benefits from a favorable tax ruling recognized during the first quarter of 1995.

Taxes other than income taxes increased approximately $4 million primarily due to higher 1996 Connecticut gross earnings tax expense and higher property tax expense.

Other, net increased approximately $6 million primarily due to the 1995 write-down of CL&P's wholesale investment in Millstone 3 as a result of the Wallingford Settlement.


                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

NU has learned that the Office of the U.S. Attorney for Connecticut together with the U.S. Environmental Protection Agency is investigating possible criminal violations of federal environmental laws at the Millstone facilities. This investigation may have arisen out of allegations made by a former employee in a Connecticut state lawsuit alleging he was wrongfully terminated in the January 1996 nuclear workforce reduction. NU has been informed by the government that it is a target of the investigation, but that no one in senior management is either a target or a subject of this investigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of CL&P held on June 10, 1996, stockholders voted to fix the number of directors for the ensuing year at eight. The vote fixing the number of directors at eight was 12,222,930 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of CL&P.

At the Annual Meeting, the following eight directors were elected, each by a vote of 12,222,930 shares in favor, to serve on the Board of Directors for the ensuing year: Robert G. Abair, Robert E. Busch, John H. Forsgren, Bernard M. Fox, William T. Frain, Jr., Cheryl W. Grise, John B. Keane and Hugh C. MacKenzie.

ITEM 5.OTHER INFORMATION

1. On July 23, 1996, the United States Court of Appeals for the District of Columbia held that the United States Department of Energy (DOE) is obligated under the Nuclear Waste Policy Act (NWPA) of 1982 to start disposing spent nuclear fuel (SNF) no later than January 31, 1998. This decision followed a request by numerous utilities, including certain NU subsidiaries, and state utility commissions to review the DOE's final interpretation declaring that it had no obligation under the NWPA or its contracts with utilities to accept SNF absent an operational repository. The decision of the DOE was vacated, and the case was remanded for further proceedings consistent with the appellate court's opinion.

For additional information on this proceeding, see "Item 1. Business - Electric Operations - Nuclear Generation - High-Level Radioactive Waste" in CL&P's Form 10-K.

2. On July 24, 1996, NU submitted the report of the Fundamental Cause Assessment Team (FCAT) to the NRC. The FCAT was created by the nuclear committee of the NU Board of Trustees to assist it in identifying fundamental causes of the decline in performance of the Millstone units. The FCAT identified the following fundamental causes: (1) the top levels of NU management did not consistently exercise effective leadership and articulate and implement appropriate vision and direction, (2) the nuclear organization did not establish and maintain high standards and expectations, and (3) the nuclear organization's leadership, management, and interpersonal skills were weak. The FCAT's findings will be factored into the recovery plan that is being developed for the Millstone units.

For additional information regarding actions taken by the Board of Trustees with respect to nuclear performance, see CL&P's Form 10-Q for the quarter ended March 31, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number               Description
            27                     Financial Data Schedule

(b)   Reports on Form 8-K:

1.   CL&P filed a Form 8-K dated June 6, 1996 disclosing:

      - The NRC had issued a report critical to the operations at Millstone. In addition, the NRC is requiring NU to perform inspections at the three Millstone plants and to submit a response to the NRC prior to the restart of the three Millstone units.

      - CY filed documents with the NRC expressing its view that the specific issues identified at Millstone are not present to the same degree.

2. CL&P filed a Form 8-K dated June 18, 1996 regarding the DPUC's draft decision which requested that the parties involved renegotiate portions of the proposed CL&P settlement.

3.   CL&P filed a Form 8-K dated June 28, 1996 disclosing:

      - On July 2, 1996, Northeast Utilities Service Company, acting as agent for the system companies, filed a response to the NRC outlining design and configuration discrepancies at Millstone 3 and the costs estimated to repair them.

      - On July 1, 1996, the DPUC approved a modified CL&P settlement agreement.

4.   CL&P filed a Form 8-K dated July 22, 1996 disclosing:

      - Revised estimates for replacement power and the incremental costs associated with getting the nuclear units back on-line.

      - CY was shutdown voluntarily by its operator, Connecticut Yankee Atomic Power Company, to analyze CY's service water system.

      - CL&P's operational actions in the event of long periods of hot weather.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    THE CONNECTICUT LIGHT AND POWER COMPANY

                                                      Registrant



Date  August 13, 1996                 By:  /s/ Bernard M. Fox

                                               Bernard M. Fox
                                               Chairman and Director



Date  August 13, 1996                 By:  /s/ John J. Roman

                                               John J. Roman
                                               Vice President and Controller