Form 10-Q
period 1996-09-30
CONNECTICUT LIGHT & POWER CO
filed 1996-11-13
CIK 23426

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


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

                     Class                      Outstanding at October 31, 1996

        Common Shares, $10.00 par value                12,222,930 shares


        THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES


                               TABLE OF CONTENTS



                                                              Page No.



Part I.  Financial Information

    Item 1. Financial Statements

        Consolidated Balance Sheets - September 30, 1996
        and December 31, 1995                                             2

        Consolidated Statements of Income - Three and
        Nine Months Ended September 30, 1996 and 1995                     4

        Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 1996 and 1995                     5

        Notes to Consolidated Financial Statements                        6

     Item 2.     Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                             11

Part II.    Other Information

     Item 1.     Legal Proceedings                                       18

     Item 5.     Other Information                                       18

     Item 6.     Exhibits and Reports on Form 8-K                        19

Signatures                                                               20





                                   PART I.  FINANCIAL INFORMATION

THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             September 30,  December 31,
                                                                 1996           1995
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................  $  6,231,747   $  6,147,961

     Less: Accumulated provision for depreciation.........     2,578,731      2,418,557
                                                            -------------  -------------
                                                               3,653,016      3,729,404
  Construction work in progress...........................        91,788        103,026
  Nuclear fuel, net.......................................       131,370        138,203
                                                            -------------  -------------
      Total net utility plant.............................     3,876,174      3,970,633
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       263,700        238,023
  Investments in regional nuclear generating
   companies, at equity...................................        56,409         54,624
  Other, at cost..........................................        15,065         16,241
                                                            -------------  -------------
                                                                 335,174        308,888
                                                            -------------  -------------
Current Assets:
  Cash....................................................         4,264            337
  Notes receivable from affiliated companies..............       137,950           -
  Receivables, net........................................       227,420        231,574
  Accounts receivable from affiliated companies...........         2,621          3,069
  Accrued utility revenues................................        57,274         91,157
  Fuel, materials, and supplies, at average cost..........        80,313         68,482
  Recoverable energy costs, net--current portion..........        53,993         78,108
  Prepayments and other...................................        67,545         42,894
                                                            -------------  -------------
                                                                 631,380        515,621
                                                            -------------  -------------
Deferred Charges:
  Regulatory assets:
    Income taxes,net......................................       805,380        863,521
    Unrecovered contractual obligation....................        43,530         65,847
    Deferred demand-side management costs.................        83,225        117,070
    Recoverable energy costs, net.........................        50,024          9,662
    Cogeneration costs....................................        76,679         92,162
    Other.................................................        64,888         94,618
  Unamortized debt expense................................        16,623         14,977
  Other...................................................        11,106         10,232
                                                            -------------  -------------
                                                               1,151,455      1,268,089
                                                            -------------  -------------



      Total Assets........................................  $  5,994,183   $  6,063,231
                                                            =============  =============

See accompanying notes to consolidated financial statements.






THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             September 30,  December 31,
                                                                 1996           1995
                                                            -------------  -------------
                                                                (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$10 par value. Authorized
   24,500,000 shares; outstanding 12,222,930
   shares.................................................  $    122,229   $    122,229
  Capital surplus, paid in................................       639,238        637,981
  Retained earnings.......................................       636,654        785,476
                                                            -------------  -------------
           Total common stockholder's equity..............     1,398,121      1,545,686
  Preferred stock not subject to mandatory
   redemption.............................................       116,200        116,200
  Preferred stock subject to mandatory redemption.........       155,000        155,000
  Long-term debt..........................................     1,837,194      1,812,646
                                                            -------------  -------------
           Total capitalization...........................     3,506,515      3,629,532
                                                            -------------  -------------
Minority Interest in Consolidated Subsidiary..............       100,000        100,000
                                                            -------------  -------------
Obligations Under Capital Leases..........................       142,753        108,408
                                                            -------------  -------------

Current Liabilities:
  Notes payable to banks..................................          -            41,500
  Notes payable to affiliated company.....................          -            10,250
  Long-term debt and preferred stock--current
   portion................................................       203,362          9,372
  Obligations under capital leases--current
   portion................................................        12,376         63,856
  Accounts payable........................................        95,859        110,798
  Accounts payable to affiliated companies................        35,660         44,677
  Accrued taxes...........................................        39,255         52,268
  Accrued interest........................................        34,323         30,854
  Other...................................................        55,734         20,027
                                                            -------------  -------------
                                                                 476,569        383,602
                                                            -------------  -------------

Deferred Credits:
  Accumulated deferred income taxes.......................     1,400,922      1,486,873
  Accumulated deferred investment tax credits.............       136,921        142,447
  Deferred contractual obligation.........................        46,030         65,847
  Other...................................................       184,473        146,522
                                                            -------------  -------------
                                                               1,768,346      1,841,689
                                                            -------------  -------------

Commitments and Contingencies (Note 8)<F8>


           Total Capitalization and Liabilities...........  $  5,994,183   $  6,063,231
                                                            =============  =============

See accompanying notes to consolidated financial statement




THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                     Three Months Ended     Nine Months Ended
                                                        September 30,         September 30,
                                                    ------------------- -----------------------
                                                       1996      1995       1996        1995
                                                    --------- --------- ----------- -----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $599,505  $638,392  $1,801,859  $1,764,733
                                                    --------- --------- ----------- -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....  231,575   166,642     592,422     449,565
     Other.........................................  168,573   157,158     555,143     448,813
  Maintenance......................................   76,160    45,631     208,328     131,159
  Depreciation.....................................   59,966    60,877     184,466     180,214
  Amortization of regulatory assets, net...........   27,280    20,770      31,255      39,174
  Federal and state income taxes...................   (8,617)   55,148      20,867     135,569
  Taxes other than income taxes....................   43,975    44,154     133,611     130,169
                                                    --------- --------- ----------- -----------
        Total operating expenses...................  598,912   550,380   1,726,092   1,514,663
                                                    --------- --------- ----------- -----------
Operating Income...................................      593    88,012      75,767     250,070
                                                    --------- --------- ----------- -----------

Other Income:
  Deferred nuclear plants return--other funds......      315     1,154       1,222       3,551
  Equity in earnings of regional nuclear
    generating companies...........................    1,647     1,748       5,440       4,809
  Other, net.......................................    4,145     1,968       7,634        (286)
  Income taxes.....................................      179       151        (217)      3,044
                                                    --------- --------- ----------- -----------
        Other income, net..........................    6,286     5,021      14,079      11,118
                                                    --------- --------- ----------- -----------
        Income before interest charges.............    6,879    93,033      89,846     261,188
                                                    --------- --------- ----------- -----------

Interest Charges:
  Interest on long-term debt.......................   33,476    31,062      93,607      93,506
  Other interest...................................      373     1,925       1,144       4,564
  Deferred nuclear plants return--borrowed funds...      (32)     (416)       (118)     (1,310)
                                                    --------- --------- ----------- -----------
        Interest charges, net......................   33,817    32,571      94,633      96,760
                                                    --------- --------- ----------- -----------

Net Income (Loss).................................. $(26,938) $ 60,462  $   (4,787) $  164,428
                                                    ========= ========= =========== ===========






See accompanying notes to consolidated financial statements.



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 1996        1995
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income (Loss)......................................... $   (4,787) $  164,428
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................    184,466     180,214
    Deferred income taxes and investment tax credits, net...    (53,345)     29,241
    Deferred nuclear plants return, net of amortization.....      7,820      77,090
    Recoverable energy costs, net of amortization...........    (16,247)    (46,938)
    Deferred cogeneration costs, net of amortization........     15,483     (49,068)
    Deferred demand-side-management
      costs, net of amortization............................     33,845       7,880
    Deferred nuclear refueling outage, net of amortization..     35,904     (13,740)
    Nuclear compliance reserves, net........................     32,182        -
    Other sources of cash...................................     69,506      93,776
    Other uses of cash......................................    (27,603)    (42,116)
  Changes in working capital:
    Receivables and accrued utility revenues................     38,485       8,259
    Fuel, materials, and supplies...........................    (11,831)     (4,941)
    Accounts payable........................................    (23,956)    (53,539)
    Accrued taxes...........................................    (13,013)     57,230
    Other working capital (excludes cash)...................    (17,657)     (9,222)
                                                             ----------- -----------
Net cash flows from operating activities....................    249,252     398,554
                                                             ----------- -----------

Financing Activities:
  Issuance of Monthly Income
   Preferred Securities.....................................       -        100,000
  Issuance of long-term debt................................    222,000        -
  Net decrease in short-term debt...........................    (51,750)    (97,100)
  Reacquisitions and retirements of long-term debt..........     (9,479)     (6,669)
  Reacquisitions and retirements of preferred stock.........       -       (117,500)
  Cash dividends on preferred stock.........................    (11,416)    (17,379)
  Cash dividends on common stock............................   (132,619)   (119,296)
                                                             ----------- -----------
Net cash flows from (used for) financing activities.........     16,736    (257,944)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................    (88,892)    (96,843)
    Nuclear fuel............................................      2,002      (5,305)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (86,890)   (102,148)
  NU System Money Pool......................................   (137,950)       -
  Investments in nuclear decommissioning trusts.............    (36,612)    (37,212)
  Other investment activities, net..........................       (609)     (1,266)
                                                             ----------- -----------
Net cash flows used for investments.........................   (262,061)   (140,626)
                                                             ----------- -----------
Net Increase (Decrease) In Cash For The Period..............      3,927         (16)
Cash - beginning of period..................................        337         264
                                                             ----------- -----------

Cash - end of period........................................ $    4,264  $      248
                                                             =========== ===========

See accompanying notes to consolidated financial statements.







            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of the Connecticut Light and Power Company (the company or CL&P) on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K), the company's Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and the company's Form 8-Ks dated January 31, 1996, March 30, 1996, April 15, 1996, June 6, 1996, June
          18, 1996, June 28, 1996, July 22, 1996, and August 19, 1996. In the
          opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. All adjustments are of a normal, recurring, nature except those described below in Note 8B. The results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results expected for a full year.

          Certain reclassifications of prior period data have been made to conform with the current period presentation.


          Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the system). The system furnishes retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries, CL&P, Public Service Company of New Hampshire (PSNH), Western Massachusetts
          Electric Company (WMECO), and Holyoke Water Power Company.   A
          fifth wholly owned subsidiary, North Atlantic Energy Corporation
          (NAEC), sells all of its entitlement to the capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its retail electric service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

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

2.   NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for evaluating and recording asset impairment. The company adopted SFAS 121 as of January 1, 1996. SFAS 121 requires the evaluation of long-lived assets for impairment when certain events occur or when conditions exist that indicate the carrying amounts of assets may not be recoverable.

     Based on the current regulatory environment in the system's service areas, as of September 30, 1996, SFAS 121 did not have a material impact on the company's financial position or results of operations. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry or if the cost-of-service based regulatory structure were to change. For further information, see CL&P's Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996 and CL&P's 1995 Form 10-K.

3.   REGULATORY ASSETS - RECOVERABLE ENERGY COSTS

     On October 8, 1996, the Connecticut Department of Public Utility Control issued its final order establishing an Energy Adjustment Clause (EAC) effective January 1, 1997. The EAC will replace CL&P's existing Fuel Adjustment Clause and the Generation Utilization Adjustment Clause.

     For further information regarding CL&P's recoverable energy costs see the MD&A and Note 8B in this Form 10-Q, CL&P's Form 8-K dated August 19, 1996, CL&P's Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and CL&P's 1995 Form 10-K.

4.   SHORT-TERM DEBT

     For information on short-term debt, see the MD&A in this Form 10-Q, CL&P's Form 10-Q for the quarter ended March 31, 1996, and CL&P's 1995 Form 10-K.

5.   ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

     The FASB has issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which establishes, in part, accounting standards for the accounting and recognition of transfers of financial assets. SFAS 125 will be effective for transfers and servicing of financial assets occurring after December 31, 1996 and will be applied prospectively.

     For information on CL&P's accounts receivable securitization program entered into on July 11, 1996, see CL&P's Form 10-Q for the quarter ended June 30, 1996. This program is being restructured to satisfy the conditions of SFAS 125.

6.   DERIVATIVE FINANCIAL INSTRUMENTS

     Fuel Swaps: As of September 30, 1996, CL&P had outstanding fuel-swap contracts with a total notional value of approximately $227.3 million and a negative mark-to-market position of approximately $12.7 million.

     These swap agreements have been made with various financial institutions, each of which is rated "BBB+" or better by Standard & Poor's rating group. CL&P is exposed to credit risk on its fuel swaps if the counterparties fail to perform their obligations. However, CL&P anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For further information on derivative financial instruments see the MD&A in this Form 10-Q, CL&P's Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and CL&P's 1995 Form 10-K.

7.   NUCLEAR DECOMMISSIONING

     For information regarding nuclear decommissioning, see the company's Form 10-Q for the quarter ended March 31, 1996 and the company's 1995 Form 10-K. For information regarding the possible closure and decommissioning of Connecticut Yankee (CY) see Note 8B in this Form 10-Q.

8.   COMMITMENTS AND CONTINGENCIES

      A. Construction Program: For information regarding the company's construction program, see CL&P's 1995 Form 10-K.

      B.  Nuclear Performance:

          Millstone: CL&P has previously disclosed in its 1995 Form 10-K, its Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and its Form 8-Ks dated January 31, 1996, March 30, 1996, April 15, 1996, June 6, 1996, June 18, 1996, June 28, 1996, July 22, 1996, and
          August 19, 1996 that, among other things: (i) the Millstone nuclear units have been placed on the Nuclear Regulatory Commission's (NRC) watch list, (ii) the three Millstone units are currently out of service, (iii) NU is currently restructuring its nuclear organizations and developing operational readiness plans, and (iv) the company is currently incurring substantial costs, including replacement power costs, while the three Millstone units are not operating.

          Management cannot predict when the NRC will allow any of the Millstone units to return to service and thus cannot estimate the total replacement power costs the company will ultimately incur.

          Management now estimates CL&P will expense about $117 million of incremental nuclear operation and maintenance costs in 1996. Approximately $87 million of the $117 million was expensed in the first three quarters of 1996. It is likely this estimate will rise as NU and the NRC identify additional issues that need to be resolved.

          The recovery of fuel, purchased power, and other outage-related costs is subject to prudence reviews. While it is too early to estimate the total amount of such costs or the results of any prudence reviews, management believes that there is a significant exposure to non-recovery of a material amount of such costs.

          For further information, see the Securities and Exchange Commission filings referenced above, the MD&A, and Part II, Item 5 in this Form 10-Q.

          Connecticut Yankee: On October 9, 1996, Connecticut Yankee Atomic

          Power Company (CYAPC), which owns and operates CY nuclear generating unit, announced that a permanent shutdown of the unit seems likely based on an economic analysis of the costs of operating the unit compared to the costs of closing the unit and incurring replacement power costs over the remaining period of the unit's NRC operating license. The final decision is pending a vote by CYAPC's board of directors which is expected to occur in the fourth quarter of 1996. CL&P has a 34.5 percent equity investment, approximating $36 million, in CYAPC. The NU system relies on CYAPC for approximately 3.5 percent of its system capacity.

          The preliminary estimate of the sum of future payments for the closing, decommissioning, and recovery of the remaining investment in CY, assuming permanent shut down, is approximately $797 million. CL&P's share of these remaining estimated costs is approximately $275 million.

          The contract under which CL&P purchases its entitlement of CYAPC power permits CYAPC to recover these costs from CL&P. Should CYAPC board's decision result in permanent closure of CY, CYAPC expects to file updated decommissioning costs and certain amendments to its power contracts with the Federal Energy Regulatory Commission (FERC). Based upon regulatory precedent, CYAPC believes it will continue to collect
          from its power purchasers,     including CL&P, its decommissioning
          costs, the owners' unrecovered investments in CYAPC and other costs associated with the permanent closure of the unit over the remaining period of the unit's NRC operating license, which expires in 2007. Management expects that CL&P will continue to be allowed to recover such FERC-approved costs from its customers.

          For further information regarding CY, see the MD&A in this Form 10-Q, CL&P's Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and CL&P's Form 8-Ks dated June 6, 1996, July 22, 1996, and August 19, 1996.

      C. Environmental Matters: For information regarding environmental matters, see the company's 1995 Form 10-K.

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




            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of The Connecticut Light and Power Company and Subsidiaries' (CL&P or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with CL&P's consolidated financial statements and footnotes in this Form 10-Q, the 1995 Form 10-K, the First and Second Quarter 1996 Form 10-Qs, and the Form 8-Ks dated January 31, 1996, March 30, 1996, April 15, 1996, June 6, 1996, June 18, 1996, June 28, 1996, July 22, 1996 and August 19, 1996.

FINANCIAL CONDITION

Overview

CL&P had a net loss of approximately $27 million for the three months ended September 30, 1996, a decrease of $87 million from the same period in 1995. The net loss was approximately $5 million for the nine months ended September 30, 1996, a decrease of approximately $169 million from the same period in 1995. The decreases for the three- and nine-month periods were primarily due to higher operating costs and reserves related to the outages at the Millstone units, the impact of CL&P's approved rate settlement agreement, costs associated with meeting summer capacity requirements, and lower 1996 cogeneration deferrals. These decreases were partially offset by lower amortization of Millstone 3 phase-in costs. In addition, nine-month earnings were lower as a result of a one-time tax benefit recognized in 1995, partially offset by higher retail sales in 1996.

CL&P expects to continue incurring substantial costs during the remainder of 1996 as a result of the Millstone outages, which could result in a loss for the fourth quarter. A key factor affecting 1996 net income will be the level of costs expended to address Nuclear Regulatory Commission (NRC) concerns and the replacement-power costs incurred to serve CL&P's customers in the absence of energy from the Millstone units. Management currently estimates that it will expense about $117 million of incremental non-fuel operation and maintenance costs in 1996, approximately $86 million of which were expensed during the first nine months of 1996, including a reserve for future costs of $32 million. It is likely that these costs will rise as NU and the NRC identify additional issues that need to be resolved. CL&P share of monthly replacement-power costs attributable to the nuclear outages averages approximately $25 million.

Millstone Outages

CL&P has a 81-percent ownership interest in Millstone units 1 and 2, and a 52.9-percent ownership interest in Millstone 3.

Millstone units 1, 2, and 3 (Millstone) have been out-of-service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively.

For further information on the current Millstone outages see CL&P's 1995 Form 10-K, Form 8-Ks dated January 31, 1996, March 30, 1996, June 6, 1996, June 18, 1996, June 28, 1996, July 22, 1996, and August 19, 1996, and the First and Second Quarter 1996 Form 10-Qs.

On October 18, 1996, the NRC announced that it will establish a Special Projects
Office to oversee inspection and licensing activities at Millstone.   The
Special Projects Office will be responsible for (1) licensing and inspection activities at NU's Connecticut plants; (2) oversight of the Independent Corrective Action Verification Program; (3) oversight of NU's corrective actions related to safety issues involving employee concerns; and (4) inspections necessary to implement NRC oversight of the plants' restart activities. Management believes that this development should provide dedicated NRC resources and clearer lines of communication between NU and this NRC during the recovery process.

On October 24, 1996, the NRC issued an order to Northeast Nuclear Energy Company (NNECO), a wholly-owned subsidiary of NU that operates Millstone, that requires NNECO to devise and implement a comprehensive plan within 60 days of this order for handling safety concerns raised by Millstone employees and for assuring an environment free from retaliation and discrimination. The NRC also ordered
NNECO to contract for an independent third party to oversee this corrective action plan within 30 days of the date of this order. The members of the independent third-party organization must not have had any direct previous involvement with activities at Millstone and must be approved by the NRC. Oversight by the third-party group will continue until NNECO demonstrates, by performance, that the conditions leading to this order have been corrected.

Management cannot presently estimate the effect these efforts will have on the timing of unit restarts or what additional costs, if any, these developments may cause.



Seabrook

CL&P has a 4.06-percent ownership interest in the Seabrook nuclear power plant (Seabrook), which is operated by the North Atlantic Energy Service Corporation (NAESCO), a wholly-owned subsidiary of NU.

Seabrook operated at a capacity factor of 95.7 percent through September 1996, as compared to 92.8 percent for the same period in 1995.

On October 9, 1996, the NRC issued a request for information concerning all nuclear plants in the United States, except the three Millstone units, which had previously received such requests. Such information will be used to verify that these facilities are being operated and maintained in accordance with NRC regulations and the units' specific licenses. The NRC has indicated that the information, which must be submitted within 120 days of the date of the request, will be used to determine whether future inspection or enforcement activities are warranted for any plant. NAESCO is currently preparing its response to the NRC's request, with respect to Seabrook. Seabrook's operations were not restricted by the request. The NRC's April 1996 inspection found Seabrook to be a well-operated facility without any major safety issues or weaknesses and noted that it would reduce its future inspections in a number of areas as a result of its findings.

Connecticut Yankee

CL&P has a 34.5-percent ownership interest in the Connecticut Yankee Atomic Power Company (CYAPC) which owns and operates the Connecticut Yankee nuclear power plant (CY or the plant).

CY has been out-of-service since July 22, 1996. For further information on CY, see CL&P's Form 8-Ks dated June 6, 1996, July 22, 1996, and August 19, 1996, the First and Second Quarter 1996 Form 10-Qs, and Note 8b - Commitments and Contingencies - Nuclear Performance - Connecticut Yankee - of the Notes to Consolidated Financial Statements in this Form 10-Q.

On October 9, 1996, CYAPC announced that a permanent shutdown of the plant seems likely based on an economic analysis of the costs of operating the plant compared to the costs of closing the plant and incurring replacement power costs over the remaining period of the plant's NRC operating license. The final decision is pending a vote by CYAPC's Board of Directors (Board) which is expected to occur in the fourth quarter of 1996. The NU system relies on its entitlement in CY for approximately 3.5 percent of its system capacity.

The contract under which CL&P purchases its entitlement of CYAPC power permits CYAPC to recover these costs from CL&P. Should the Board's decision result in permanent closure of CY, CYAPC expects to file updated decommissioning costs and certain amendments to its power contracts with the Federal Energy Regulatory Commission (FERC). Based upon regulatory precedent, CYAPC believes it will continue to collect from its power purchasers, including CL&P, its decommissioning costs, the owners' unrecovered investments in CYAPC, and other costs associated with the permanent closure of the plant over the remaining period of the plant's NRC operating license, which expires in 2007. Management expects that CL&P will continue to be allowed to recover such FERC-approved costs from its customers.

Capacity

Assuming normal weather conditions, management expects that the NU system will have sufficient capacity to meet peak load demands even if CY and Millstone are not operational at any time during the 1996-1997 winter season and the 1997 summer season, so long as the remaining generating units in Connecticut and the New England region have normal operability. If high levels of unplanned outages of the remaining units were to occur due to sustained operation during prolonged periods of extreme weather, coincident with peak load demand, NU and the other Connecticut utilities may have to resort to operating procedures designed to reduce customer demand.

Rate Matters

On October 3, 1996, the Connecticut Department of Public Utility Control (DPUC) issued a final procedural order confirming that prudence hearings on the current nuclear outages would be delayed until the nuclear plants have returned to service. CL&P will not be permitted to collect the associated replacement power costs until prudence issues have been resolved. For further information on the order see CL&P's Form 8-K dated August 19, 1996.

On October 8, 1996, the DPUC issued its final order establishing an Energy Adjustment Clause (EAC) in place of CL&P's existing Fuel Adjustment Clause and Generation Utilization Adjustment Clause (GUAC). The EAC will take effect on January 1, 1997. The EAC is designed to calculate the difference between actual fuel costs and the fuel revenue collected through base rates. The order establishes a six-month EAC billing period.

The EAC includes an incentive mechanism which disallows recovery of the first $9 million in fuel costs that exceeds base levels and permits CL&P to retain the first $9 million in fuel cost savings. The EAC also designates a 60 percent nuclear capacity factor floor. When the six-month nuclear capacity factor falls below 60 percent, related energy costs are deferred to the subsequent EAC period for consideration for recovery. Finally, the costs to serve nonfirm wholesale transactions will continue to be neutralized through the EAC.

Liquidity And Capital Resources

Cash provided from operations decreased approximately $149 million in the first nine months of 1996, from 1995, primarily due to higher cash operating costs related to the nuclear outages and costs associated with meeting summer capacity requirements, partially offset by higher retail sales. Net cash used for financing activities decreased approximately $275 million primarily due to lower reacquisitions and retirements of long-term debt and preferred stock, higher issuances of long-term debt and lower repayment of short-term debt. Cash used for investments increased approximately $121 million primarily due to an increase in investments under the NU system Money Pool.

On October 8, 1996, Moody's Investors Service (Moody's) downgraded the senior securities of CL&P, the Niantic Bay Fuel Trust (NBFT), and CYAPC for the second time since May 1996. Standard & Poor's Ratings Group (S&P) downgraded the senior securities of CL&P and NBFT on October 11, 1996. S&P and Moody's also lowered the commercial paper ratings for CL&P and NBFT to A-3/P-3, increasing the difficulty for CL&P and NBFT to market commercial paper. All CL&P and NBFT securities remain on S&P's CreditWatch.


CL&P has taken various actions to ensure that it will have access to adequate cash resources, at reasonable cost, even if the nuclear outages extend significantly longer, or the associated costs are significantly greater, than management currently foresees. These actions have contributed to an increase in cash, which has been invested in the NU System Money Pool.

CL&P completed a $62 million tax-exempt debt issue in May 1996 and issued $160 million of first-mortgage bonds in June 1996. The net proceeds from the issuance of CL&P's first-mortgage bonds, plus funds from other sources, will be used to repay approximately $193 million of CL&P's first-mortgage bonds that are due on April 1, 1997. Additionally, CL&P established a facility under which it may sell, from time to time, up to $200 million of fractional interests in its billed and unbilled accounts receivable, with limited recourse. This facility has not been used to date.

Under the current revolving credit agreements (The Current Credit Agreements), $342.5 million of short-term borrowing capacity is available to the participating NU system companies. The Current Credit Agreements are scheduled to be decreased to $257 million on November 27, 1996, when one-fourth of the borrowing capacity expires.

NU, CL&P, and WMECO expect to enter into a new three-year revolving credit agreement (the New Credit Agreement) in mid-November 1996 with a group of banks. Under the New Credit Agreement, NU will be able to borrow on a revolving basis up to $150 million, CL&P will be able to borrow up to $315 million, and WMECO will be able to borrow up to $150 million, subject to a total borrowing limit of $315 million for all three borrowers. Once the New Credit Agreement becomes effective, the Current Credit Agreement will be reduced to $57 million. More than $400 million of short-term borrowing capacity will be available in the aggregate to NU, CL&P, and WMECO under: the New Credit Agreement ($315 million); the Current Credit Agreements that will remain in effect after the New Credit Agreement becomes effective ($57 million in the aggregate); and informal uncommitted credit lines with individual banks (approximately $40 million as of November 15, 1996).

In connection with the arrangement of the New Credit Agreement, NU, CL&P, and WMECO received authority from the Securities and Exchange Commission to borrow up to $200 million, $375 million, and $150 million, respectively, on a short-term basis. Those limits are higher than the previous limits of $150 million, $325 million, and $60 million, respectively.

For further information on short-term debt, see CL&P's First Quarter 1996 Form 10-Q and 1995 Form 10-K.

CL&P has entered into fuel-swap agreements to reduce a portion of the fuel-price risk associated with its long-term negotiated energy contracts. These swaps are not used for trading purposes. The differential paid or received as fuel prices change is recognized in income when realized. As of September 30, 1996, CL&P had outstanding swap agreements with a total notional value of approximately $227.3 million. The settlement amounts associated with the swaps increased earnings by approximately $5.6 million during the first nine months of 1996. CL&P's fuel swaps seek to minimize exposure associated with rising fuel prices and effectively fix the cost of fuel and profitability of certain of its long-term negotiated contract sales.





RESULTS OF OPERATIONS


                                               Income Statement Variances
Millions of Dollars                               Increase/(Decrease)

                                    Third                   Year-
                                   Quarter     Percent     to-Date    Percent

Operating revenues                 $(39)        (6)%       $ 37           2%

Fuel, purchased and net
  interchange power                  65         39          143          32
Other operation                      11          7          106          24
Maintenance                          31         67           77          59
Amortization of
  regulatory assets, net              7         31           (8)        (20)
Federal and state income taxes      (64)        (a)        (111)        (83)
Other income, net                     2         (a)           8          (a)
Net income                          (87)        (a)        (169)         (a)

(a)  Percentage greater than 100


Comparison of the Third Quarter of 1996 with the Third Quarter of 1995


Total operating revenues decreased due to lower fuel recoveries, lower retail sales and lower wholesale revenues. Fuel recoveries decreased $18 million primarily due to lower average fossil fuel prices and lower base fuel revenues as a result of lower retail sales. Retail sales decreased 2.1 percent ($9 million) primarily due to milder weather in 1996, partially offset by modest economic growth in 1996. Wholesale revenues decreased $6 million primarily due to the expiration in 1995 of some capacity sales contracts.

Fuel, purchased, and net interchange power expense increased primarily due to higher energy costs in 1996 due to the nuclear outages.

Other operation and maintenance expense increased primarily due to higher costs associated with the nuclear outages ($18 million) and 1996 costs associated with meeting summer capacity requirements ($10 million). In addition, these costs reflect higher office equipment expenses and higher 1996 demand-side-management costs.

Amortization of regulatory assets, net increased primarily due to lower 1996 cogeneration deferrals and higher 1996 amortization of previously deferred cogeneration costs ($20 million) and higher amortization as a result of the 1996 Settlement ($15 million), partially offset by the completion of the amortization of Millstone 3 phase-in costs in 1995 ($24 million).

Federal and state income taxes decreased primarily due to lower book taxable income.

Comparison of the First Nine Months of 1996 with the First Nine Months of 1995

Total operating revenues increased due to higher retail sales, regulatory decisions and higher fuel recoveries, partially offset by lower wholesale revenues. Retail sales increased 2.4 percent ($29 million) primarily due to modest economic growth in 1996. Regulatory decisions increased revenues by $15 million primarily due to the mid-1995 retail-rate increase, partially offset by 1996 reserves for over-recoveries of demand-side-management costs. Fuel recoveries increased $14 million primarily due to the recovery GUAC costs. Wholesale revenues decreased $13 million primarily due to higher recognition in 1995 of lump-sum payments for the termination of a long-term contract and the expiration in 1995 of some capacity sales contracts.

Fuel, purchased, and net interchange power expense increased primarily due to higher energy costs in 1996 due to the nuclear outages and the 1996 write-off of GUAC balances under the 1996 CL&P Settlement, partially offset by lower nuclear generation.

Other operation and maintenance expense increased primarily due to higher costs associated with the nuclear outages ($86 million, including $32 million of reserves for future costs) and 1996 costs associated with meeting summer capacity requirements ($31 million). In addition, these costs reflect higher recognition of postretirement benefit costs, higher office equipment expenses, and higher demand-side-management costs, partially offset by lower 1996 charges from the regional nuclear generating units.

Amortization of regulatory assets, net decreased primarily due to the completion of the amortization of Millstone 3 phase-in costs ($72 million), partially offset by lower 1996 cogeneration deferrals and higher 1996 amortization of previously deferred cogeneration costs ($52 million) and higher amortization as a result of the 1996 Settlement ($15 million).

Federal and state income taxes decreased primarily due to lower book taxable income, partially offset by tax benefits from a favorable tax ruling recognized during the first quarter of 1995.

Other income, net increased primarily due to the 1995 write-down of CL&P's wholesale investment in Millstone 3 and a 1995 increase to the environmental reserve.







                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

1. In January 1992, a lawsuit was filed against CL&P alleging that the cancer suffered by one of the plaintiffs was caused by electric and magnetic fields
(EMF) emanating from CL&P's Meadow Street substation and distribution lines.
The Connecticut Superior Court granted summary judgment to CL&P on two counts of the five count complaint. Following the summary judgment, the plaintiffs withdrew the remaining three counts. On September 6, 1996, the plaintiffs filed an appeal of the summary judgment on only one of the two counts in the Connecticut Appellate Court for the District of New Haven.

     For additional information on litigation relating to EMF, see "Item 3. Legal Proceedings" in CL&P's 1995 Form 10-K.

ITEM 5.OTHER INFORMATION

1. The NRC's Office of Investigations (OI) has been examining various matters at Millstone and CY, including but not limited to procedural and technical compliance matters and employee concerns. One of these matters has been referred, and others may be referred, to the Office of the U. S. Attorney for the District of Connecticut (U. S. Attorney) for possible criminal prosecution. The referred matter concerns full core off-load procedures and related matters at Millstone. The U. S. Attorney is also reviewing possible criminal violations arising out of certain of NU's other activities at Millstone and CY, including the 1996 nuclear workforce reduction.

     The U. S. Attorney, together with the U. S. Environmental Protection Agency and the Connecticut Attorney General,is also investigating possible criminal violations of federal and state environmental laws at certain NU facilities, including Millstone.

     Management does not believe that any system company or officer has engaged in conduct that would warrant a federal criminal prosecution. NU intends to fully cooperate with the OI and the U.S. Attorney in their ongoing investigations.

     For more information regarding the full core off-load matter, see "Part II. Other Information" in CL&P's Form 10-Q for the quarter ended March 31, 1996. For more information regarding NU's 1996 nuclear workforce reduction and the NRC's review thereof, see CL&P's 1995 Form 10-K. For more information regarding the investigation of environmental matters at Millstone, see "Part II. Other Information" in CL&P's Form 10-Q for the quarter ended June 30, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number          Description


            27               Financial Data Schedule

(b)   Reports on Form 8-K:

      1.  CL&P filed a Form 8-K dated August 19, 1996 disclosing that:

            * A Connecticut court ruled that the Town of Haddam had over-assessed the CY nuclear power plant.

            * NU appointed Bruce Kenyon as President and CEO of NU's nuclear operations and Mr. Kenyon is in the process of implementing a nuclear management reorganization.

               NU's three Millstone units continue to be out of service and management is continuing its efforts to bring the units on-line.

            * Moody's Investor Service has placed all of the CL&P securities under review for possible downgrades.

            * The DPUC issued a draft decision proposing to replace CL&P's two existing energy recovery mechanisms with an EAC.






                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    THE CONNECTICUT LIGHT AND POWER COMPANY

                                                      Registrant




Date  November 12, 1996               By:  /s/ Bernard M. Fox

                                               Bernard M. Fox
                                               Chairman and Director


Date  November 12, 1996               By:  /s/ John J. Roman

                                               John J. Roman
                                               Vice President and Controller