Form 10-Q
period 1997-03-31
CONNECTICUT LIGHT & POWER CO
filed 1997-05-14
CIK 23426

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997


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

                     Class                         Outstanding at April 30, 1997

        Common Shares, $10.00 par value                  12,222,930 shares
            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES


                               TABLE OF CONTENTS



                                                              Page No.



Part I.  Financial Information

    Item 1. Financial Statements

            Consolidated Balance Sheets - March 31, 1997
            and December 31, 1996                                 2

            Consolidated Statements of Income - Three
            Months Ended March 31, 1997 and 1996                  4

            Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1997 and 1996            5

            Notes to Consolidated Financial Statements            6

    Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                        13

Part II.    Other Information

    Item 1.  Legal Proceedings                                   19

    Item 5.  Other Information                                   19

    Item 6.  Exhibits and Reports on Form 8-K                    20

Signatures                                                       21





                                   PART I.  FINANCIAL INFORMATION

THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                              March 31,     December 31,
                                                                 1997           1996
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................  $  6,312,883   $  6,283,736

     Less: Accumulated provision for depreciation.........     2,722,637      2,665,519
                                                            -------------  -------------
                                                               3,590,246      3,618,217
  Construction work in progress...........................        96,735         95,873
  Nuclear fuel, net.......................................       133,892        133,050
                                                            -------------  -------------
      Total net utility plant.............................     3,820,873      3,847,140
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       307,230        296,960
  Investments in regional nuclear generating
   companies, at equity...................................        58,369         56,925
  Other, at cost..........................................        18,736         16,565
                                                            -------------  -------------
                                                                 384,335        370,450
                                                            -------------  -------------
Current Assets:
  Cash....................................................           197            404
  Notes receivable from affiliated companies..............       225,300        109,050
  Receivables, net (Note 5)...............................       224,041        226,112
  Accounts receivable from affiliated companies...........           564          3,481
  Taxes receivable........................................        32,414         40,134
  Accrued utility revenues (Note 5).......................        77,461         78,451
  Fuel, materials, and supplies, at average cost..........        85,110         79,937
  Recoverable energy costs, net--current portion..........        18,724         25,436
  Prepayments and other...................................        79,562         63,344
                                                            -------------  -------------
                                                                 743,373        626,349
                                                            -------------  -------------
Deferred Charges:
  Regulatory assets:
    Income taxes,net......................................       735,844        753,390
    Unrecovered contractual obligations (Note 2)..........       281,527        300,627
    Deferred demand side management costs.................        76,947         90,129
    Recoverable energy costs, net.........................        84,541         97,900
    Cogeneration costs....................................        58,029         66,205
    Other.................................................        60,173         62,530
  Unamortized debt expense................................        17,084         17,033
  Other...................................................        13,170         12,283
                                                            -------------  -------------
                                                               1,327,315      1,400,097
                                                            -------------  -------------


      Total Assets........................................  $  6,275,896   $  6,244,036
                                                            =============  =============

See accompanying notes to consolidated financial statements.








THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                              March 31,     December 31,
                                                                 1997           1996
                                                            -------------  -------------
                                                                (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$10 par value. Authorized
   24,500,000 shares; outstanding 12,222,930
   shares.................................................  $    122,229   $    122,229
  Capital surplus, paid in................................       640,077        639,657
  Retained earnings.......................................       535,184        551,410
                                                            -------------  -------------
           Total common stockholder's equity..............     1,297,490      1,313,296
  Preferred stock not subject to mandatory
   redemption.............................................       116,200        116,200
  Preferred stock subject to mandatory redemption.........       155,000        155,000
  Long-term debt..........................................     1,816,657      1,834,405
                                                            -------------  -------------
           Total capitalization...........................     3,385,347      3,418,901
                                                            -------------  -------------
Minority Interest in Consolidated Subsidiary..............       100,000        100,000
                                                            -------------  -------------
Obligations Under Capital Leases..........................       144,062        143,347
                                                            -------------  -------------
Current Liabilities:
  Notes payable to banks..................................       200,000           -
  Long-term debt and preferred stock--current
   portion................................................       224,116        204,116
  Obligations under capital leases--current
   portion................................................        12,370         12,361
  Accounts payable........................................        96,027        160,945
  Accounts payable to affiliated companies................        58,008         78,481
  Accrued taxes...........................................        28,223         28,707
  Accrued interest........................................        34,982         31,513
  Nuclear compliance......................................        27,855         50,500
  Other...................................................        23,516         34,433
                                                            -------------  -------------
                                                                 705,097        601,056
                                                            -------------  -------------

Deferred Credits:
  Accumulated deferred income taxes.......................     1,349,880      1,365,641
  Accumulated deferred investment tax credits.............       133,239        135,080
  Deferred contractual obligations........................       287,773        305,627
  Other...................................................       170,498        174,384
                                                            -------------  -------------
                                                               1,941,390      1,980,732
                                                            -------------  -------------


Commitments and Contingencies (Note 7)


           Total Capitalization and Liabilities...........  $  6,275,896   $  6,244,036
                                                            =============  =============

See accompanying notes to consolidated financial statements.







THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                               Three Months Ended
                                                                  March 31,
                                                           --------------------------
                                                               1997           1996
                                                           -----------    -----------
                                                             (Thousands of Dollars)

Operating Revenues....................................     $  624,908     $  659,355
                                                           -----------    -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power........        265,500        223,375
     Other............................................        142,145        189,844
  Maintenance.........................................         70,621         49,048
  Depreciation........................................         59,919         62,716
  Amortization of regulatory assets, net..............         15,869         (2,750)
  Federal and state income taxes......................            836         28,527
  Taxes other than income taxes.......................         46,870         48,618
                                                           -----------    -----------
        Total operating expenses......................        601,760        599,378
                                                           -----------    -----------
Operating Income......................................         23,148         59,977
                                                           -----------    -----------

Other Income:
  Equity in earnings of regional nuclear generating
    companies.........................................          1,817          1,836
  Other, net..........................................          4,610          4,088
  Minority interest in income of subsidiary...........         (2,325)        (2,325)
  Income taxes........................................            (95)          (487)
                                                           -----------    -----------
        Other income, net.............................          4,007          3,112
                                                           -----------    -----------
        Income before interest charges................         27,155         63,089
                                                           -----------    -----------

Interest Charges:
  Interest on long-term debt..........................         33,277         29,792
  Other interest......................................            309            446
                                                           -----------    -----------
        Interest charges, net.........................         33,586         30,238
                                                           -----------    -----------


Net (Loss) Income.....................................     $   (6,431)    $   32,851
                                                           ===========    ===========





See accompanying notes to consolidated financial statements.







THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                 1997        1996
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net (Loss) Income ........................................ $   (6,431) $   32,851
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     59,919      62,716
    Deferred income taxes and investment tax credits, net...     (6,376)    (36,122)
    Deferred nuclear plants return, net of amortization.....       -          3,143
    Recoverable energy costs, net of amortization...........     20,071      50,361
    Deferred cogeneration costs, net of amortization........      8,176      (8,790)
    Deferred demand-side-management
      costs, net of amortization............................     13,182      16,870
    Deferred nuclear refueling outage, net of amortization..    (11,333)      7,503
    Nuclear compliance, net.................................    (22,645)     30,369
    Other sources of cash...................................     20,521      47,493
    Other uses of cash......................................     (1,638)    (16,170)
  Changes in working capital:
    Receivables and accrued utility revenues................     13,698      (2,576)
    Fuel, materials, and supplies...........................     (5,173)        332
    Accounts payable........................................    (85,391)    (42,801)
    Accrued taxes...........................................       (484)     33,318
    Other working capital (excludes cash)...................    (23,666)    (12,104)
                                                             ----------- -----------
Net cash flows (used for) from operating activities.........    (27,570)    166,393
                                                             ----------- -----------

Financing Activities:
  Net increase (decrease) in short-term debt................    200,000     (51,750)
  Reacquisitions and retirements of long-term debt..........        (11)         (5)
  Cash dividends on preferred stock.........................     (3,805)     (3,805)
  Cash dividends on common stock............................     (5,989)    (60,259)
                                                             ----------- -----------
Net cash flows from (used for) financing activities.........    190,195    (115,819)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................    (32,493)    (25,945)
    Nuclear fuel............................................       (589)        (45)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (33,082)    (25,990)
  NU System Money Pool......................................   (116,250)    (12,250)
  Investments in nuclear decommissioning trusts.............     (9,885)    (11,549)
  Other investment activities, net..........................     (3,615)       (953)
                                                             ----------- -----------
Net cash flows used for investments.........................   (162,832)    (50,742)
                                                             ----------- -----------
Net Decrease In Cash For The Period.........................       (207)       (168)
Cash - beginning of period..................................        404         337
                                                             ----------- -----------
Cash - end of period........................................ $      197  $      169
                                                             =========== ===========




See accompanying notes to consolidated financial statements.









            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of the Connecticut Light and Power Company (the company or CL&P) on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K), and the company's Form 8-K dated April 11, 1997. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three-month periods ended March 31, 1997 and 1996, and the statements of cash flows for the three-month periods ended March 31, 1997 and 1996. All adjustments are of a normal, recurring, nature except those described below in Note 7A. The results of operations for the three-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results expected for a full year.

          Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the system). The system furnishes franchised retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries: CL&P, Public Service Company of New Hampshire (PSNH), Western Massachusetts
          Electric Company (WMECO), and Holyoke Water Power Company.   A fifth
          wholly-owned subsidiary, North Atlantic Energy Corporation (NAEC), sells all of its entitlement to the capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its franchised retail service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities and, on a pilot basis pursuant to state regulatory experiments, provides off-system retail electric service. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

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

     B.   New Accounting Standards

          The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS 129 will be effective for 1997 year-end reporting. Management believes that the implementation of SFAS 129 will not have a material impact on CL&P's financial position or its results of operations.

          For information regarding the adoption of new accounting standards, see Note 5, "Sale of Customer Receivables" and Note 7B, "Commitments and Contingencies - Environmental Matters," in this Form 10-Q and CL&P's 1996 Form 10-K.

     C.   Regulatory Accounting and Assets

          The accounting policies of CL&P and the accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate regulated enterprises and reflect the effects of SFAS 71 "Accounting for the Effects of Certain Types of Regulation." Recently, the Securities and Exchange Commission (SEC) has questioned the ability of certain utilities to remain on SFAS 71 in light of state legislation regarding the transition to retail competition. The industry expects guidance on this issue from FASB's Emerging Issues Task Force in the near future.

          While there are restructuring initiatives pending in the NU system companies' respective jurisdictions, CL&P is not yet subject to a transition plan. Management continues to believe that its use of SFAS 71 accounting is appropriate.

          For additional information regarding regulatory accounting and assets, see CL&P's 1996 Form 10-K.

2    CONNECTICUT YANKEE ATOMIC POWER COMPANY (CY)

     CY, in which CL&P has a 34.5 percent ownership interest, owns a nuclear-powered electric generating plant, which was taken out of service on July 22, 1996. On December 4, 1996, the board of directors of CY voted unanimously to cease permanently the production of power at the plant. In late December 1996, CY filed amendments to its power contracts with the Federal Energy Regulatory Commission (FERC) to clarify any obligations of its purchasing utilities, including CL&P. This filing estimated the unrecovered obligations, including the funding of decommissioning, to be approximately $762.8 million.

     On February 27, 1997, FERC approved an order for hearing which, among other things, accepted CY's contract amendments for filing and suspended the new rates for a nominal period. The new rates became effective March 1, 1997, subject to refund. At March 31, 1997, CL&P's share of the CY unrecovered contractual obligation, which also has been recorded as a regulatory asset, was $248.3 million.

     For further information regarding CY, see CL&P's 1996 Form 10-K.

3.   SHORT-TERM DEBT

     On April 11, 1997, NU, CL&P and WMECO entered into an interim financing arrangement which waives certain financial covenants under an earlier revolving credit agreement with a group of banks and requires the companies to effect certain amendments to the agreement. For further information regarding this interim financing arrangement see CL&P's Form 8-K dated April 11, 1997 and CL&P's 1996 Form 10-K.

4.   CAPITALIZATION

     Rocky River Realty Company (RRR): On April 17, 1997, the holders of $38.4 million of RRR's notes elected to have RRR repurchase the notes at par. RRR is obligated to find an alternate purchaser for the notes by approximately July 1, 1997 and has 60 more days to consummate the repurchase should a purchaser be found. For additional information regarding RRR's obligations, see CL&P's 1996 Form 10-K.

     Downgrade Event: On April 28, 1997, Moody's Investors Services announced that it was downgrading both CL&P's and WMECO's first mortgage bonds from their "Baa3" rating to a "Ba1" rating. This rating change has placed CL&P's and WMECO's first mortgage bonds in Moody's below investment grade category.

5.   SALE OF CUSTOMER RECEIVABLES

     CL&P has entered into an agreement to sell up to $200 million of eligible customer billed and unbilled accounts receivable. As of March 31, 1997, CL&P had sold approximately $200 million of its accounts receivable under its sales agreement.

     The FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. SFAS 125 became effective on January 1, 1997, and establishes, in part, criteria for concluding whether a transfer of financial assets in exchange for consideration should be accounted for as a sale or as a secured borrowing. At present, CL&P is required to record the sales of its customer accounts receivable as secured short-term borrowings. CL&P is currently in the process of restructuring its accounts receivable sales agreement so that CL&P may treat this transaction as a sale as permitted under SFAS 125.

     For additional information regarding CL&P's sale of customer receivables, see CL&P's 1996 Form 10-K.

6.   FUEL PRICE MANAGEMENT

     Fuel Price Management: As of March 31, 1997, CL&P had outstanding fuel price management agreements with a total notional value of approximately $215.5 million with a negative mark-to-market position of approximately $2.5 million. Since March 31, 1997, CL&P has entered into additional fuel price management agreements with a total notional value of approximately $44.8 million.

     Under the terms of CL&P's fuel price management agreements, CL&P can be required to post cash collateral with its counterparties approximately equivalent to the amount of a negative mark-to-market position. In general, the amount of collateral is to be required to CL&P when the mark-to-market position becomes positive, when CL&P meets specified credit ratings, or when an agreement ends.

     Credit Risk: These fuel price management agreements have been made with various financial institutions, each of which is rated "A" or better by Standard & Poor's ratings group. CL&P is exposed to credit risk on its fuel price management instruments if the counterparties fail to perform their obligations. However, CL&P anticipates that the counterparties will be able to satisfy their obligations under the agreements fully.

     For further information on fuel price management instruments, see the MD&A in this Form 10-Q and CL&P's 1996 Form 10-K.

7.   COMMITMENTS AND CONTINGENCIES

      A.  Nuclear Performance

          Millstone: CL&P has a 81-percent ownership interest in Millstone 1 and 2 and a 52.93-percent ownership interest in Millstone 3.
          Millstone units 1, 2, and 3 (Millstone) have been out of service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively.

          Millstone 3 has been designated as the lead unit for restart. Millstone 2 remains on a schedule to be ready for restart shortly after Millstone 3. To provide the resources and focus for Millstone 3, the work on the restart of Millstone 1 will be reduced until late in 1997 then the full work effort will be resumed.

          Management believes that Millstone 3 will be ready for restart around the end of the third quarter of 1997, Millstone 2 in the fourth quarter of 1997 and Millstone 1 in the first quarter of 1998. Because of the need for completion of independent inspections and reviews and for the Nuclear Regulatory Commission (NRC) to complete its processes before the NRC Commissioners can vote on permitting a unit to restart, the actual beginning of operations is expected to take several months beyond the time when a unit is declared ready for restart. The NRC's internal schedules at present indicate that a meeting of the Commissioners to act upon a Millstone 3 restart request could occur by mid-December if NU, the independent review teams and NRC staff concur that the unit is ready for restart by that time. Management hopes that Millstone 3 can begin operating by the end of 1997.

          Based on a recent review of the work efforts and budgets, management believes that the overall 1997 nuclear spending levels - both nuclear operations and maintenance (O&M) expenditures and associated support services and capital expenditures - will be approximately the same as previously estimated. However, 1997 nuclear O&M expenditures and related support services are expected to increase slightly, while 1997 capital expenditures are expected to decrease. Management also believes that it is possible that 1997 nuclear spending will increase somewhat as the detailed work needed to restore the units to service progresses.

          The total cost to restart the units cannot be estimated at this time. Management will continue to evaluate the costs to be incurred for the remainder of 1997 and in 1998 to determine whether adjustments to the existing reserves are required.

          CL&P expensed approximately $69 million of non-fuel nuclear operation and maintenance costs in the first quarter of 1997. An additional $22.6 million was expended in the first quarter of 1997 and charged against the reserve established in 1996. The balance of the reserve at March 31, 1997 was $31 million.

          Replacement power costs incurred by CL&P attributable to the Millstone outages averaged approximately $28 million per month during the first quarter of 1997, and are projected to average approximately $24 million per month for the remainder of 1997.

          Maine Yankee Atomic Power Company (MY): MY owns a nuclear-powered electric generating unit which has been out of service since December 6, 1996 and is currently on the NRC's watch list. MY is projected to incur substantially increased costs over the balance of 1997 while the unit is not operating. The owners of MY are evaluating a range of options with respect to MY's future operations. CL&P's monthly replacement power costs attributable to MY being out of service are projected to average approximately $1.5 million.

          For further information regarding nuclear performance, see the MD&A in this Form 10-Q and CL&P's 1996 Form 10-K.

     B.   Environmental Matters

          In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP). The principal objective of the SOP is to improve the manner in which existing authoritative accounting literature is applied by entities to specific situations of recognizing, measuring, and disclosing environmental remediation liabilities. The SOP became effective January 1, 1997. The adoption of the SOP resulted in a $400 thousand increase to CL&P's environmental reserve.

          At March 31, 1997, CL&P's net liability for its estimated remediation costs, excluding recoveries from insurance companies and other third parties was approximately $7.6 million, which management has determined to be the most probable amount within a range of $7.6 million to $13.4 million.

          For additional information regarding environmental matters, see CL&P's 1996 Form 10-K.

      C.  Nuclear Insurance Contingencies

          Insurance has been purchased to cover the primary cost of repair, replacement or decontamination of utility property resulting from insured occurrences. CL&P is subject to retroactive assessments if losses exceed the accumulated funds available to the insurer. Based on the most recent renewal, the maximum potential assessment against CL&P with respect to losses arising during the current policy year is approximately $11.2 million under the primary property insurance program.

          For additional information regarding nuclear insurance contingencies, see CL&P's 1996 Form 10-K.

      D.  Construction Program

          The construction program is subject to periodic review and revision by management. As a result of the most recent capital program review, management has decreased the construction program forecast for 1997 expenditures from $165 million to $148 million.

          For additional information regarding CL&P'S construction program, see CL&P's 1996 Form 10-K.

      E.  Long-Term Contractual Arrangements

          For information regarding long-term contractual arrangements, see the company's 1996 Form 10-K.

8.   LEASES

     On June 21, 1996, CL&P entered into an operating lease with a third party to acquire the use of four turbine generators having an installed cost of approximately $70 million. Based on projections of its first quarter 1997 financial results, it was determined that CL&P would not be in compliance with a financial coverage test required under the lease agreement. CL&P has requested, and obtained, a temporary waiver from the lessors for the financial coverage test that would have been breached, and is currently negotiating with the lessor for a long-term solution.

     For additional information regarding this lease, and related issues regarding external financings, see Note 3, "Short-Term Debt," and Note 4, "Capitalization," in this Form 10-Q and CL&P's 1996 Form 10-K.





            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations



This section contains management's assessment of The Connecticut Light and Power Company's and subsidiaries (CL&P or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with CL&P's consolidated financial statements and footnotes in this Form 10-Q, the 1996 Form 10-K, and the Form 8-K dated April 11, 1997.

FINANCIAL CONDITION

Overview

The outages at the three Millstone units (Millstone) continue to have a significant negative impact on CL&P's earnings. CL&P had a net loss of approximately $6 million in the first quarter of 1997 compared to net income of approximately $33 million in the first quarter of 1996. The first quarter loss was primarily attributable to replacement-power expenditures for the Millstone units in the first quarter of 1997. In 1996, two of the Millstone units were operating for some part of the first quarter. First quarter 1997 earnings were also negatively affected by a much milder winter. Retail kilowatt-hour sales for the quarter decreased 3.2 percent from 1996. Although nuclear operation and maintenance spending was higher in 1997, this impact was offset by reserves for nuclear expenditures recognized in 1996.

In 1997, while all three units are out of service, CL&P expects to continue operating at a loss. Monthly replacement-power costs for CL&P attributable to the Millstone outages averaged approximately $28 million during the first quarter, and are projected to average approximately $24 million for the remainder of 1997. The higher replacement-power costs in the first quarter were due primarily to higher fuel prices.

Millstone Outages

CL&P has an 81 percent ownership interest in Millstone 1 and 2 and a 52.93 percent ownership interest in Millstone 3. Millstone 1, 2 and 3 have been out of service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively.

Millstone 3 has been designated as the lead unit for restart. Millstone 2 remains on a schedule to be ready for restart shortly after Millstone 3. To provide the resources and focus for Millstone 3, the work on the restart of Millstone 1 will be reduced until late in 1997 when the full work effort will be resumed.

Management believes that Millstone 3 will be ready for restart around the end of the third quarter of 1997, Millstone 2 in the fourth quarter of 1997 and Millstone 1 in the first quarter of 1998. Because of the need for completion of independent inspections and reviews and for the Nuclear Regulatory Commission
(NRC) to complete its processes before the NRC Commissioners can vote on permitting a unit to restart, the actual beginning of operations is expected to take several months beyond the time when a unit is declared ready for restart. The NRC's internal schedules at present indicate that a meeting of the Commissioners to act upon a Millstone 3 restart request could occur by mid-December if NU, the independent review teams and NRC staff concur that the unit is ready for restart by that time. Management hopes that Millstone 3 can begin operating by the end of 1997.

Based on a recent review of the work efforts and budgets, management believes that the overall 1997 nuclear spending levels - both nuclear operations and maintenance (O&M) expenditures and associated support services and capital expenditures - will be approximately the same as previously estimated. However, 1997 nuclear O&M expenditures and related support services are expected to increase slightly, while 1997 capital expenditures are expected to decrease. Management also believes that it is possible that 1997 nuclear spending will increase somewhat as the detailed work needed to restore the units to service progresses.

Although 1998 nuclear operating budgets have not been established at this time, management believes that the nuclear spending levels at Millstone will be reduced considerably from 1997 levels, although they will be higher than before the station was placed on the NRC's Watch List. The actual level of 1998 spending will depend on when the units return to operation and the cost of restoring them to service. The total cost to restart the units cannot be estimated at this time. Management will continue to evaluate the costs to be incurred for the remainder of 1997 and in 1998 to determine whether adjustments to the existing reserves are required.

For further information on the current Millstone outages, see CL&P's 1996 Form 10-K.

Capacity

During 1996 and continuing into 1997, the NU system companies have taken measures to improve their capacity position. CL&P anticipates spending approximately $55 million for additional capacity-related costs in 1997, of which $37 million is expected to be expensed. The projected 1997 capacity-related expenditures have increased from previous estimates due to additional improvements to existing fossil units and the CL&P's estimated share of costs to reactivate generating units in New England. In the first quarter of 1997, CL&P spent approximately $14 million to ensure adequate generating capacity, of which $5 million was expensed.

CL&P has a 12 percent ownership interest in the Maine Yankee nuclear generating facility (MY). MY is projected to incur substantially increased costs over the balance of 1997 while the unit is not operating. The owners of MY are evaluating a range of options with respect to MY's future operations. Monthly replacement-power costs for CL&P's share while MY is out of service are projected to average approximately $1.2 million.

For further information on capacity-related issues and MY, see CL&P's 1996 Form 10-K.

Liquidity and Capital Resources

Cash provided from operations decreased approximately $194 million in the first quarter of 1997, from 1996, primarily due to higher 1997 cash operating costs related to the Millstone outages, and the pay down of the 1996 year end accounts payable balance. The year end accounts payable balance was relatively high due to costs related to a severe December storm and costs associated with the Millstone outages that had been incurred but not yet paid by the end of 1996. Net cash from financing activities increased approximately $306 million, primarily due to an increase in short-term borrowings through the use of the $200 million of the accounts receivable facility established in 1996. Net cash from financing activities was also impacted by lower cash dividends on common shares. Cash used for investments increased approximately $112 million primarily due to higher investments in the NU system Money Pool.

On April 1, 1997, $193 million of CL&P's first mortgage bonds matured. CL&P funded the maturity with cash available from long-term debt issuances that took place in 1996 in anticipation of this maturity.

CL&P expects to issue $200 million of first mortgage bonds in June 1997. The proceeds will be used to repay a portion of outstanding short-term debt that has been incurred for general working capital purposes, including costs associated with the current outages at Millstone.

On April 11, 1997, NU, CL&P and Western Massachusetts Electric Company (WMECO) entered into an interim financing arrangement which waives certain financial covenants under an earlier revolving credit agreement with a group of banks and requires the companies to effect certain amendments to the agreement. For
further information on the interim       arrangement, see CL&P's 1996 Form 10-K
and CL&P's Form 8-K dated April 11, 1997.

On April 17, 1997, the holders of $38 million of notes issued by NU's real estate company (Rocky River Realty Company or RRR) required RRR to repurchase the notes. RRR is currently investigating alternatives to refinance the notes. For further information on the RRRs' notes, see CL&P's 1996 Form 10-K.

In April, 1997, Moody's Investors Services (Moody's) downgraded most of the securities ratings of CL&P and WMECO because of the extended Millstone outages. As a result, all NU system securities are currently rated below investment grade by Moody's. Moody's is no longer reviewing CL&P and WMECO for further downgrades, however, NU, Public Service Company of New Hampshire (PSNH) and North Atlantic Energy Corporation (NAEC) remain under review. This action will adversely affect the availability and cost of funds for the NU system companies.

On June 21, 1996, CL&P entered into an operating lease with a third party to acquire the use of four turbine generators having an installed cost of approximately $70 million. Based on projections of its first quarter 1997 financial results, it was determined that CL&P would not be in compliance with a financial coverage test required under the lease agreement. CL&P has requested, and obtained, a temporary waiver from the lessors for the financial coverage test that would have been breached, and is currently negotiating with the lessor for a long-term solution. For further information on CL&P's lease, see CL&P's 1996 Form 10-K.

Each major company in the NU system finances its own needs. Neither CL&P nor WMECO have any agreements containing cross defaults based on events or occurrences involving NU, PSNH or NAEC. Similarly, neither PSNH nor NAEC have any agreements containing cross defaults based on events or occurrences involving NU, CL&P or WMECO. Nevertheless, it is possible that investors will take negative operating results or regulatory developments at one company in the NU system into account when evaluating other companies in the NU system. That could, as a practical matter and despite the contractual and legal separations among the NU companies, negatively affect each company's access to the financial markets.

For information on CL&P's construction program, see the Notes to Consolidated Financial Statements, Note 7D, in this Form 10-Q.

Restructuring - Potential Accounting Impacts

CL&P follows accounting principles in accordance with the Statement of Financial Accounting Standards (SFAS) 71 "Accounting for the Effects of Certain Types of Regulation," which allows the economic effects of rate regulation to be reflected. Recently, the Securities and Exchange Commission has questioned the ability of certain utilities to remain on SFAS 71 in light of state legislation regarding the transition to retail competition. The industry expects guidance on this issue from the Financial Accounting Standards Board's Emerging Issues Task Force in the near future. While there are restructuring initiatives pending in Connecticut, CL&P is not yet subject to transition plans. Management continues to believe that the application of SFAS 71 accounting is appropriate.

For further information on restructuring, see CL&P's 1996 Form 10-K.

Risk Management Instruments

CL&P uses fuel price management instruments to reduce a portion of the fuel price risk associated with certain of its long-term negotiated energy contracts. CL&P's fuel price management instruments seek to minimize exposure associated with rising fuel prices and effectively fix the cost of fuel and maintain the profitability of certain of its long-term negotiated contract sales.

These instruments are not used for trading purposes. The differential paid or received as fuel prices change is recognized in income when realized.

As of March 31, 1997, CL&P had outstanding fuel price management instruments with a total notional value of approximately $215 million. The settlement amounts associated with the instruments increased fuel expense by approximately $0.9 million for the first quarter of 1997. Since March 31, 1997, CL&P has entered into additional fuel price management agreements with a total notional value of approximately $45 million. For further information on risk management instruments, see the Notes to Consolidated Financial Statements, Note 6, in this Form 10-Q.


RESULTS OF OPERATIONS

                                   Income Statement Variances
                                        Increase/(Decrease)
                                        Millions of Dollars

                                        Amount         Percent

Operating revenues                      $(34)            (5)%

Fuel, purchased and net
 interchange power                        42             19
Other operation                          (48)           (25)
Maintenance                               22             44
Amortization of regulatory
 assets, net                              19             (a)
Federal and state income
 taxes                                   (28)           (97)

Net income                               (39)            (a)


(a)  Percentage greater than 100

Comparison of the First Quarter of 1997 to the First Quarter of 1996


Total operating revenues decreased in 1997, primarily due to lower fuel recoveries and lower retail sales, partially offset by lower conservation reserves. Fuel recoveries decreased $32 million primarily due to lower recoveries under the company's fuel clause. Retail sales decreased 3.2 percent ($15 million) primarily due to milder weather in 1997. Lower reserves for over-recoveries of demand-side-management costs increased revenues by $10 million.

Fuel, purchased and net interchange power expense increased in 1997, primarily due to higher replacement-power costs in 1997 due to the nuclear outages, partially offset by the timing of the recognition of costs under the company's fuel clause.

Other operation and maintenance expenses decreased in 1997. The major factors were the recognition of nuclear reserves in the first quarter of 1996 ($31 million) and spending against these reserves in the first quarter of 1997 ($23 million); lower recognition of nuclear refueling outage costs primarily as a result of the 1996 Rate Settlement ($10 million) and lower pension, benefit and storm costs ($7 million), partially offset by higher costs associated with the Millstone outages ($41 million); and higher 1997 costs associated with meeting capacity requirements ($5 million).

Amortization of regulatory assets, net increased in 1997, primarily due to the completion of cogeneration deferrals in 1996 and increased amortization in 1997 ($14 million); and higher amortizations as a result of the 1996 Rate Settlement ($8 million), partially offset by the completion of the amortization of phase-in costs for Seabrook in 1996 ($3 million).

Federal and state income taxes decreased in 1997, primarily due to lower book taxable income.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

1. On April 23, 1997, CL&P, Northeast Utilities Service Company, the Long Island Lighting Company, and the Long Island Soundkeeper Fund, Inc. jointly filed a Stipulation of Dismissal in Federal District Court, which settled the Soundkeeper's citizen suit under the Federal Clean Water Act regarding leaks from the Long Island cable into the Long Island Sound. The settlement will not impose material costs on CL&P or any other NU system companies.

     For additional information on this litigation and the consent order, see "Item 1. Business - Other Regulatory and Environmental Matters - Environmental Regulation" and "Item 3 - Legal Proceedings" in CL&P's 1996 Form 10-K.

2. The Connecticut Department of Environmental Protection (DEP) has referred to the Connecticut Attorney General a series of alleged environmental violations at Millstone for a possible civil penalty action. Management does not believe that this action will have a material adverse impact on the NU system.

     For additional information regarding a criminal investigation related to this matter, see "Item 3 - Legal Proceedings" in CL&P's 1996 Form 10-K.

3. On May 9, 1997, the Town of Haddam (Town) and CY reached an agreement regarding the repayment of property taxes due CY for the tax years beginning October 1, 1991 through October 1, 1995. The Town will repay to CY an amount totaling $13,990,000 which is inclusive of taxes and interest for those years.
As part of this negotiated settlement,   the Town has paid CY $2,000,000 and may
bond all or part of the remaining $11,990,000. This settlement results from the decision of a Connecticut court on September 5, 1996 in which the court found that the Town had overassessed the property owned by CY.

     For additional information regarding this matter, see "Item 3 - Legal Proceedings" in CL&P's 1996 Form 10-K.

ITEM 5. OTHER INFORMATION

1. In March 1997, an additional Section 2.206 petition was filed with the Nuclear Regulatory Commission (NRC). The petition seeks enforcement action and the placement of certain restrictions on the decommissioning activities at the CY nuclear power plant. Specifically, the petitioners requested that the NRC issue a civil monetary penalty to assure compliance with radiation protection requirements, and that CY's license be modified to prohibit any decommissioning activities for a six month period following any radiological contamination event. In addition, petitioners requested that CY be placed on the NRC's "watch list." Management is currently evaluating whether and how to respond to this petition.

     For additional information relating to other Section 2.206 petitions, see "Item 3 - Legal Proceedings" in CL&P's 1996 Form 10-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number          Description


           27                      Financial Data Schedule

(b)   Report on Form 8-K:

1. CL&P filed a Form 8-K dated April 11, 1997 disclosing that NU, CL&P, and WMECO had entered into a interim arrangement that waives certain financial covenants and requires the restructuring of the revolving credit agreement that the three companies had entered into in November 1996.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    THE CONNECTICUT LIGHT AND POWER COMPANY

                                                      Registrant




Date   May 9, 1997                    By:  /s/ John H. Forsgren

                                               John H. Forsgren
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Director



Date   May 9, 1997                    By:  /s/ John J. Roman

                                               John J. Roman
                                               Vice President and Controller