Form 10-Q
period 1997-06-30
CONNECTICUT LIGHT & POWER CO
filed 1997-08-14
CIK 23426

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


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

                     Class                       Outstanding at July 31, 1997

        Common Shares, $10.00 par value                  12,222,930 shares


            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES


                               TABLE OF CONTENTS



                                                                       Page No.



Part I.  Financial Information

    Item 1. Financial Statements

        Consolidated Balance Sheets - June 30, 1997
        and December 31, 1996                                                2

        Consolidated Statements of Income - Three
        Months and Six Months Ended June 30, 1997 and 1996                   4

        Consolidated Statements of Cash Flows -
        Six Months Ended June 30, 1997 and 1996                              5

        Notes to Consolidated Financial Statements                           6

     Item 2.     Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                                13

Part II.    Other Information

     Item 1.     Legal Proceedings                                          22

     Item 4.     Submission of Matters to a Vote
                 of Security Holders                                        23

     Item 5.     Other Information                                          23

     Item 6.     Exhibits and Reports on Form 8-K                           24

Signatures                                                                  25






                                  PART I.  FINANCIAL INFORMATION

THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                               June 30,     December 31,
                                                                 1997           1996
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................  $  6,348,007   $  6,283,736

     Less: Accumulated provision for depreciation.........     2,776,198      2,665,519
                                                            -------------  -------------
                                                               3,571,809      3,618,217
  Construction work in progress...........................        92,073         95,873
  Nuclear fuel, net.......................................       134,453        133,050
                                                            -------------  -------------
      Total net utility plant.............................     3,798,335      3,847,140
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       322,967        296,960
  Investments in regional nuclear generating
   companies, at equity...................................        59,532         56,925
  Other, at cost..........................................        39,884         16,565
                                                            -------------  -------------
                                                                 422,383        370,450
                                                            -------------  -------------
Current Assets:
  Cash....................................................           263            404
  Notes receivable from affiliated companies..............        56,000        109,050
  Receivables, net (Note 4)...............................       211,087        226,112
  Accounts receivable from affiliated companies...........         3,615          3,481
  Taxes receivable........................................        57,986         40,134
  Accrued utility revenues (Note 4).......................        83,008         78,451
  Fuel, materials, and supplies, at average cost..........        84,367         79,937
  Recoverable energy costs, net--current portion..........        24,473         25,436
  Prepayments and other...................................        80,059         63,344
                                                            -------------  -------------
                                                                 600,858        626,349
                                                            -------------  -------------
Deferred Charges:
  Regulatory assets:
    Income taxes,net......................................       722,085        753,390
    Unrecovered contractual obligations...................       263,874        300,627
    Deferred demand side management costs.................        52,800         90,129
    Recoverable energy costs, net.........................        87,341         97,900
    Cogeneration costs....................................        49,817         66,205
    Other.................................................        60,501         62,530
  Unamortized debt expense................................        19,938         17,033
  Other...................................................        19,399         12,283
                                                            -------------  -------------
                                                               1,275,755      1,400,097
                                                            -------------  -------------


      Total Assets........................................  $  6,097,331   $  6,244,036
                                                            =============  =============

See accompanying notes to consolidated financial statements.





THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                               June 30,     December 31,
                                                                 1997           1996
                                                            -------------  -------------
                                                                (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$10 par value. Authorized
   24,500,000 shares; outstanding 12,222,930
   shares.................................................  $    122,229   $    122,229
  Capital surplus, paid in................................       640,495        639,657
  Retained earnings.......................................       467,290        551,410
                                                            -------------  -------------
           Total common stockholder's equity..............     1,230,014      1,313,296
  Preferred stock not subject to mandatory
   redemption.............................................       116,200        116,200
  Preferred stock subject to mandatory redemption.........       155,000        155,000
  Long-term debt..........................................     2,018,462      1,834,405
                                                            -------------  -------------
           Total capitalization...........................     3,519,676      3,418,901
                                                            -------------  -------------
Minority Interest in Consolidated Subsidiary..............       100,000        100,000
                                                            -------------  -------------
Obligations Under Capital Leases..........................       144,583        143,347
                                                            -------------  -------------
Current Liabilities:
  Notes payable to banks..................................       100,000           -
  Long-term debt and preferred stock--current
   portion................................................        25,615        204,116
  Obligations under capital leases--current
   portion................................................        12,407         12,361
  Accounts payable........................................       127,563        160,945
  Accounts payable to affiliated companies................        54,060         78,481
  Accrued taxes...........................................        24,786         28,707
  Accrued interest........................................        29,695         31,513
  Nuclear compliance......................................        51,740         50,500
  Other...................................................        26,107         34,433
                                                            -------------  -------------
                                                                 451,973        601,056
                                                            -------------  -------------

Deferred Credits:
  Accumulated deferred income taxes.......................     1,334,954      1,365,641
  Accumulated deferred investment tax credits.............       131,397        135,080
  Deferred contractual obligations........................       271,372        305,627
  Other...................................................       143,376        174,384
                                                            -------------  -------------
                                                               1,881,099      1,980,732
                                                            -------------  -------------
Commitments and Contingencies (Note 6)


           Total Capitalization and Liabilities...........  $  6,097,331   $  6,244,036
                                                            =============  =============


See accompanying notes to consolidated financial statements.



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                     Three Months Ended     Six Months Ended
                                                          June 30,             June 30,
                                                    ------------------- -----------------------
                                                       1997      1996       1997        1996
                                                    --------- --------- ----------- -----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $574,841  $542,999  $1,199,749  $1,202,354
                                                    --------- --------- ----------- -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....  213,761   137,472     479,261     360,847
     Other.........................................  213,191   196,726     355,336     386,570
  Maintenance......................................   97,753    83,120     168,374     132,168
  Depreciation.....................................   59,050    61,784     118,969     124,500
  Amortization of regulatory assets, net...........   15,492     6,725      31,361       3,975
  Federal and state income taxes...................  (29,642)      957     (28,806)     29,484
  Taxes other than income taxes....................   38,823    41,018      85,693      89,636
                                                    --------- --------- ----------- -----------
        Total operating expenses...................  608,428   527,802   1,210,188   1,127,180
                                                    --------- --------- ----------- -----------
Operating (Loss) Income............................  (33,587)   15,197     (10,439)     75,174
                                                    --------- --------- ----------- -----------

Other Income:
  Equity in earnings of regional nuclear
    generating companies...........................    1,332     1,957       3,149       3,793
  Other, net.......................................    3,496     4,958       8,106       9,046
  Minority interest in income of subsidiary........   (2,325)   (2,325)     (4,650)     (4,650)
  Income taxes.....................................      509        91         414        (396)
                                                    --------- --------- ----------- -----------
        Other income, net..........................    3,012     4,681       7,019       7,793
                                                    --------- --------- ----------- -----------
        (Loss) Income before interest charges......  (30,575)   19,878      (3,420)     82,967
                                                    --------- --------- ----------- -----------

Interest Charges:
  Interest on long-term debt.......................   30,605    30,339      63,882      60,131
  Other interest...................................    2,909       239       3,218         685
                                                    --------- --------- ----------- -----------
        Interest charges, net......................   33,514    30,578      67,100      60,816
                                                    --------- --------- ----------- -----------

Net (Loss) Income.................................. $(64,089) $(10,700) $  (70,520) $   22,151
                                                    ========= ========= =========== ===========






See accompanying notes to consolidated financial statements.


THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1997        1996
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net (Loss) Income ........................................ $  (70,520) $   22,151
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................    118,969     124,500
    Deferred income taxes and investment tax credits, net...    (10,465)    (46,362)
    Deferred nuclear plants return, net of amortization.....       (119)      6,272
    Recoverable energy costs, net of amortization...........     11,522      (2,044)
    Deferred cogeneration costs, net of amortization........     16,388       6,193
    Deferred demand-side-management
      costs, net of amortization............................     37,329      23,306
    Deferred nuclear refueling outage, net of amortization..    (22,667)     24,797
    Nuclear compliance, net.................................      1,240      38,447
    Other sources of cash...................................     19,899      88,202
    Other uses of cash......................................    (27,065)    (45,096)
  Changes in working capital:
    Receivables and accrued utility revenues................     10,334      31,484
    Fuel, materials, and supplies...........................     (4,430)    (15,146)
    Accounts payable........................................    (57,803)     (5,940)
    Accrued taxes...........................................     (3,921)    (38,199)
    Other working capital (excludes cash)...................    (44,711)      2,154
                                                             ----------- -----------
Net cash flows (used for) from operating activities.........    (26,020)    214,719
                                                             ----------- -----------

Financing Activities:
  Net increase (decrease) in short-term debt................    100,000     (51,750)
  Issuance of long-term debt................................    200,000     222,000
  Reacquisitions and retirements of long-term debt..........   (193,288)     (9,479)
  Cash dividends on preferred stock.........................     (7,611)     (7,611)
  Cash dividends on common stock............................     (5,989)   (103,528)
                                                             ----------- -----------
Net cash flows from financing activities....................     93,112      49,632
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................    (74,494)    (56,363)
    Nuclear fuel............................................       (669)      2,255
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (75,163)    (54,108)
  NU System Money Pool......................................     53,050    (187,950)
  Investments in nuclear decommissioning trusts.............    (19,194)    (22,858)
  Other investment activities, net..........................    (25,926)        437
                                                             ----------- -----------
Net cash flows used for investments.........................    (67,233)   (264,479)
                                                             ----------- -----------
Net Decrease In Cash For The Period.........................       (141)       (128)
Cash - beginning of period..................................        404         337
                                                             ----------- -----------
Cash - end of period........................................ $      263  $      209
                                                             =========== ===========




/Table>
See accompanying notes to consolidated financial statements.







            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-
          Q, the Annual Report of the Connecticut Light and Power Company (the company or CL&P) on Form 10-K for the year ended December 31, 1996
          (1996 Form 10-K), the company's Form 10-Q for the quarter ended March
          31, 1997, and the company's Form 8-Ks dated June 26, 1997 and July
          22, 1997. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the statements of cash flows for the six months period ended June
          30, 1997 and 1996. All adjustments are of a normal, recurring, nature except those described below in Note 6B. The results of operations for the three-month and six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results expected for a full year.

      Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the system).  The system furnishes franchised retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries:  CL&P, Public Service Company
          of New Hampshire (PSNH),      Western Massachusetts Electric Company
          (WMECO), and Holyoke Water Power Company.   A fifth wholly owned
          subsidiary, North Atlantic Energy Corporation (NAEC), sells all of its entitlement to the capacity and output of the Seabrook nuclear power plant to PSNH.  In addition to its franchised retail electric service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities and, on a pilot basis pursuant to state regulatory experiments, provides off-system retail electric service.  The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

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

     B.   New Accounting Standards

               The Financial Accounting Standards Board (FASB) issued two new accounting standards during June 1997, Statement of Financial
          Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income"
          and SFAS 131, "Disclosures about Segments of an Enterprise and Related
          Information." SFAS 130 establishes standards for the reporting and disclosure of comprehensive income. SFAS 131 determines the standards for reporting and disclosing qualitative and quantitative information
          about a company's operating   segments. Both SFAS 130 and SFAS 131
          will be effective in 1998. Management believes that the implementation of SFAS 130 and SFAS 131 will not have a material impact on CL&P's financial position or its results of operations.

          For additional information regarding the adoption of new accounting standards, see Note 4, "Sale of Customer Receivables and Accrued
          Utility Revenues" in this Form 10-Q, CL&P's Form 10-Q for the quarter ended March 31, 1997 and CL&P's 1996 Form 10-K.

     C.   Regulatory Accounting and Assets

          For information regarding regulatory accounting and assets, see the MD&A and Part II in this Form 10-Q, CL&P's Form 10-Q for the quarter ended March 31, 1997 and CL&P's 1996 Form 10-K.

2.   SHORT-TERM DEBT

     In November 1996, NU, CL&P and WMECO entered into a three-year revolving credit agreement (New Credit Agreement) with a group of 12 banks. Access to the New Credit Agreement is contingent upon certain financial tests being met. On May 30, 1997, NU entered into a First Amendment and Waiver, amending the New Credit Agreement. Interest coverage and common equity ratios were revised to enable the companies to meet certain financial tests. CL&P and WMECO are able to borrow up to $225 million and $90 million, respectively, which amounts are secured by a like principal amount of their respective first mortgage bonds. The NU parent company, which as a holding company cannot issue first mortgage bonds, will be able to borrow up to $50 million if CL&P, WMECO, and NU consolidated financial statements meet certain interest coverage tests for two consecutive quarters. No more than $313.75 million may be borrowed by all companies collectively at any one time.

     For information regarding short-term debt, see the MD&A in this Form
     10-Q, CL&P's Form 10-Q for the quarter ended March 31, 1997 and CL&P's 1996
     Form 10-K.

3.   CAPITALIZATION

     Bonds:  On June 26, 1997, CL&P issued $200 million of First and Refunding
     Mortgage Bonds, 1997 Series B (CL&P 1997 Series B Bonds).  The CL&P 1997
     Series B Bonds bear interest at an annual rate of 7.75% and will mature on June 1, 2002.

     Rocky River Realty Company (RRR): In April 1997, the holders of approximately $38 million of RRR notes elected to have RRR repurchase the notes at par. On July 1, 1997, RRR received commitments from alternative purchasers to purchase approximately $12 million of the notes that RRR had been required to repurchase. On July 30, 1997, approximately $6 million of the $12 million was purchased by an alternative purchaser. The remaining $6 million are expected to be purchased by another purchaser by September 2, 1997.

     RRR repurchased the remaining $26 million of the notes On July 14, 1997.

     For additional information on these and other matters related to CL&P's capitalization, see the MD&A in this Form 10-Q, CL&P's Form 10-Q for the quarter ended March 31, 1997, CL&P's Form 8-K dated June 26, 1997 and
     CL&P's 1996 Form 10-K.

4.   SALE OF CUSTOMER RECEIVABLES AND ACCRUED UTILITY REVENUES

     During 1996, CL&P entered into an agreement to sell up to $200 million of eligible customer receivables and accrued utility revenues. As of June 30, 1997, CL&P had sold approximately $100 million of its accounts receivable under its sales agreement.

     The FASB issued SFAS 125, "Accounting for Transfers and Servicing of
     Financial Assets and Extinguishments of Liabilities," in June 1996. SFAS
     125 became effective on January 1, 1997, and establishes, in part, criteria for concluding whether a transfer of financial assets in exchange for consideration should be accounted for as a sale or as a secured borrowing.

     CL&P is currently in the process of restructuring its accounts receivable sales agreement to permit it to treat transactions occurring under the agreement as a sale. At present, CL&P is required to record its sales of customer accounts receivables and accrued utility revenues as secured short-term borrowings.

     For additional information regarding CL&P's sale of customer receivables and accrued utility revenues, see the MD&A in this Form 10-Q, CL&P's Form
     10-Q for the quarter ended March 31, 1997 and CL&P's 1996 Form 10-K.

5.   FUEL PRICE MANAGEMENT

     As of June 30, 1997, CL&P had outstanding fuel price management agreements with a total notional value of approximately $318.4 million and a negative mark-to-market position of approximately $7.6 million.

     Under the terms of CL&P's fuel price management agreements, CL&P can be required to post cash collateral with its counterparties approximately equivalent to the amount of a negative mark-to-market position. In general, the amount of collateral is to be returned to CL&P when the mark-to-market position becomes positive, when CL&P meets specified credit ratings, or when an agreement ends and all open positions are properly settled.

     These fuel price management agreements have been made with various financial institutions, each of which is rated "A" or better by Standard &
     Poor's ratings group. CL&P is exposed to credit risk on its fuel price management instruments if the counterparties fail to perform their obligations. However, management anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.

     For further information on fuel price management instruments, see the MD&A in this Form 10-Q, CL&P's Form 10-Q for the quarter ended March 31, 1997 and CL&P's 1996 Form 10-K.

6.   COMMITMENTS AND CONTINGENCIES

      A.  Restructuring

          For information on restructuring of the electric utility industry within CL&P's jurisdiction, see the MD&A in this Form 10-Q, CL&P's
          Form 10-Q for the quarter ended March 31, 1997 and CL&P's 1996 Form
          10-K.

      B.  Nuclear Performance

          Millstone: CL&P has a 81-percent ownership interest in Millstone 1 and 2 and a 52.93-percent ownership interest in Millstone 3. The three Millstone units are managed by Northeast Nuclear Energy Company
          (NNECO). Millstone units 1, 2, and 3 (Millstone) have been out of service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively, and are on the Nuclear Regulatory Commission's (NRC) watch list. Management has restructured its nuclear organization and is currently implementing comprehensive plans to restart the units.

          Management believes that Millstone 3 will be ready for restart by the
          end of the third quarter of    1997, Millstone 2 in the fourth quarter
          of 1997 and Millstone 1 in the first quarter of 1998.  Because of the need for completion of independent inspections and reviews and for the
          NRC to complete its processes before the NRC Commissioners can vote on permitting a unit to restart, the actual beginning of operations is expected to take several months beyond the time when a unit is declared ready for restart. The NRC's internal schedules at present indicate that a meeting of the Commissioners to act upon a Millstone 3 restart request could occur by mid-December if NU, the independent review teams and NRC staff concur that the unit can return to operation by that time.  A similar schedule indicates a mid-March meeting of the Commissioners to act upon a Millstone 2 restart request.  Management hopes that Millstone 3 can begin operating by the end of 1997.

          Based on a recent review of work efforts and budgets, management believes that the overall 1997 nuclear spending levels, which include both nuclear O&M expenditures and associated support services and capital expenditures, will be slightly higher than previously estimated. The 1997 nuclear O&M expenditures are expected to increase, while 1997 projected capital expenditures are expected to decrease.
          CL&P's share of nonfuel O&M costs for Millstone to be expensed in 1997 are now projected to be approximately $353 million compared to $309 million previously estimated. The 1997 projection includes $12 million of restart costs identified to date which are expected to be incurred in 1998 and is net of $50 million of Millstone costs reserved in 1996. CL&P's share of 1997 projected capital expenditures for Millstone is expected to decrease from the $48 million previously estimated to $35 million.

          For the six months ended June 30, 1997, CL&P's share of nonfuel O&M costs expensed for Millstone totaled $211 million. The actual expenditures include $40 million reserved for future 1997 restart costs and $12 million reserved for 1998 restart costs, and is net of $50 million of spending against the reserve established in 1996. The reserve balance at June 30, 1997, was approximately $52 million. Nonfuel O&M costs have been and will continue to be absorbed by CL&P without adjustment to its current rates. Management will continue to evaluate the costs to be incurred for the remainder of 1997 and in 1998 to determine whether adjustments to the existing reserves are required.

          As discussed above, management cannot predict when the NRC will allow any of the Millstone units to return to service and thus cannot estimate the total replacement power costs the company will ultimately incur. Replacement power costs incurred by CL&P attributable to the Millstone outages averaged approximately $23 million per month during the first six months of 1997, and are projected to average approximately $21 million per month for the remainder of 1997. Based on current estimates of expenditures and restart dates, management believes the system has sufficient resources to fund the restoration of the Millstone units and related replacement power costs.

          CL&P Prudence Investigation: In response to motions filed by various parties and intervenors, the Connecticut Department of Public Utility
          Control (DPUC) on June 27, 1997 orally granted summary judgment in CL&P's nuclear outage investigation docket, disallowing recovery of costs associated with the ongoing outages at Millstone.

          On July 30, 1997, the DPUC issued a purported written decision in the same case, which disallowed recovery of an estimated $600 million of replacement power costs related to the Millstone outages, and found that CL&P had waived recovery of an additional $360 million of incremental O&M. The written decision, like the oral decision, recognized CL&P's right to seek recovery, in a future rate proceeding, of $40 million related to reliability enhancements. CL&P has appealed the DPUC's decision.

          CL&P has not requested cost recovery at this time and has said that it will not seek recovery for a substantial portion of these costs and will not request any cost recovery until the units are returned to operation. Any requests for recovery would include only costs for projects CL&P would have undertaken under normal operating conditions or that provide long-term value for CL&P customers. CL&P does not expect the DPUC's decision to have a material financial impact on projected 1997 results. For additional information on this matter, see the MD&A in this Form 10-Q.

          Litigation: For information regarding litigation initiated by the non-
          NU owners of Millstone 3, see Part II - Item 1 in this Form 10-Q and
          CL&P's 1996 Form 10-K.

          Maine Yankee Atomic Power Company (MYAPC): CL&P has a twelve percent ownership interest in the Maine Yankee nuclear generating facility
          (MY). At June 30, 1997, CL&P's equity investment in MYAPC was approximately $8.9 million. The NU system companies had relied on MY for approximately two percent of their capacity.


          On August 6, 1997, the board of directors of MYAPC voted unanimously to cease permanently the production of power at MY. MYAPC has begun to prepare the regulatory filings intended to implement the decommissioning and the recovery of remaining assets of MYAPC. During the latter part of 1997, MYAPC plans to file an amendment to its power contracts to clarify the obligations of its purchasing utilities following the decision to cease power production. MYAPC is currently updating its decommissioning cost estimates. These estimates are expected to be completed during the third quarter of 1997. At this time, the company is unable to estimate its obligation to MYAPC. Under the terms of the contracts with MYAPC, the shareholders-sponsor companies, including CL&P, are responsible for their proportionate share of the costs of the unit, including decommissioning. Management expects that CL&P will be allowed to recover these costs from its customers.


          For further information regarding nuclear performance, see the MD&A and Part II in this Form 10-Q, CL&P's Form 10-Q for the quarter ended
          March 31, 1997, CL&P's Form 8-K dated June 26, 1997, and CL&P's 1996
          Form 10-K.

      C.    Environmental Matters

          For information regarding environmental matters, see the MD&A in this Form 10-Q, CL&P's Form 10-Q for the quarter ended March 31, 1997 and
          CL&P's 1996 Form 10-K.

      D.  Nuclear Insurance Contingencies

          For information regarding nuclear insurance contingencies, see CL&P's
          Form 10-Q for the quarter ended March 31, 1997 and CL&P's 1996 Form
          10-K.

      E.  Construction Program

          For information regarding CL&P'S construction program, see CL&P's Form
          10-Q for the quarter ended March 31, 1997 and CL&P's 1996 Form 10-K.

     F.   Long-Term Contractual Arrangements

          For information regarding long-term contractual arrangements, see
          CL&P's 1996 Form 10-K.

7.    LEASES

     On June 21, 1996, CL&P entered into an operating lease with a third party to acquire the use of four turbine generators having an installed cost of approximately $70 million. During the first quarter of 1997, it was determined that CL&P would not be in compliance with a financial coverage test required under the lease agreement. CL&P has reached an agreement with the lessors for a resolution of this matter. Management believes that the terms and conditions of this agreement will not have a material adverse impact on the company's financial position or results of operations. For additional information on this matter, see CL&P's Form 10-Q for the quarter ended March 31, 1997 and CL&P's 1996 Form 10-K.


            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations



This section contains management's assessment of The Connecticut Light and Power
Company's and subsidiaries (CL&P or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with CL&P's consolidated financial statements and footnotes in this Form 10-Q, the First Quarter Form 10-Q, the 1996 Form 10-K, and the
Form 8-Ks dated June 26, 1997, and July 22, 1997.

FINANCIAL CONDITION

Overview

The outages at the three Millstone units (Millstone) continue to have a substantial negative impact on CL&P's earnings. CL&P had a net loss of approximately $64 million in the second quarter of 1997 compared to a net loss of approximately $11 million in the second quarter of 1996, and a net loss of approximately $71 million for the six months ended June 30, 1997, compared to net income of approximately $22 million for the same period in 1996. The losses for the three-and six-month periods were primarily attributable to replacement-power and nuclear operation and maintenance (O&M) expenses for the Millstone units in 1997 including amounts reserved for future spending. The loss for the first six months of 1997 was also attributable to lower retail sales. Retail kilowatt-hour sales for the first half of 1997 were 1.9 percent below the same period in 1996 primarily due to mild weather in the first quarter of 1997.

In 1997, while all three units are out of service, CL&P expects to continue to operate at a loss. Replacement-power costs attributable to the Millstone outages averaged approximately $23 million a month during the first six months of 1997, and are projected to average approximately $21 million a month for the remainder of 1997. The company will continue to expense its replacement power costs in 1997.

Millstone Outages

CL&P has an 81 percent ownership interest in Millstone 1 and 2 and a 52.93 percent joint ownership interest in Millstone 3. Millstone units 1, 2 and 3
(Millstone) have been out of service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively.

Millstone 3 continues to be designated by management as the lead unit for restart. Millstone 2 remains on a schedule to be ready for restart shortly after Millstone 3. To provide the resources and focus for Millstone 3, the pace of work on the restart of Millstone 1 was reduced until late in 1997 at which time the full work effort is expected to be resumed.
Management believes that Millstone 3 will be ready for restart by the end of the third quarter of 1997, Millstone 2 in the fourth quarter of 1997 and Millstone 1 in the first quarter of 1998. Because of the need for completion of independent inspections and reviews and for the Nuclear Regulatory Commission (NRC) to complete its processes before the NRC Commissioners can vote on permitting a unit to restart, the actual beginning of operations is expected to take several months beyond the time when a unit is declared ready for restart. The NRC's internal schedules at present indicate that a meeting of the Commissioners to act upon a Millstone 3 restart request could occur by mid-December if NU, the independent review teams and NRC staff concur that the unit can return to operation by that time. A similar schedule indicates a mid-March meeting of the Commissioners to act upon a Millstone 2 restart request. Management hopes that Millstone 3 can begin operating by the end of 1997.

As management continues to proceed with its current work towards restart, the Independent Corrective Action Verification Program began on May 27, 1997 for
Millstone 3 and June 30, 1997 for Millstone 2. The program is expected to end in mid-November 1997 for Millstone 3 and late November 1997 for Millstone 2. The
NRC Operational Safety Team Inspection for Millstone 3 is expected to begin in
October 1997.

Based on a recent review of work efforts and budgets, management believes that the overall 1997 nuclear spending levels, which include both nuclear O&M expenditures and associated support services and capital expenditures, will be slightly higher than previously estimated. The 1997 projected nuclear O&M expenditures are expected to increase, while 1997 projected capital expenditures are expected to decrease. CL&P's share of nonfuel O&M costs for Millstone to be expensed in 1997 is now projected to be approximately $353 million compared to $309 million previously estimated. The 1997 projection includes $12 million of restart costs identified to date which are expected to be incurred in 1998 and is net of $50 million of Millstone costs reserved in 1996. CL&P's share of 1997 projected capital expenditures for Millstone are expected to decrease from the $48 million previously estimated to $35 million.

For the six months ended June 30, 1997, CL&P's share of nonfuel O&M costs expensed for Millstone totaled $211 million. The actual expenditures include $40 million reserved for future 1997 restart costs and $12 million reserved for 1998 restart costs, and is net of $50 million of spending against the reserve established in 1996. The reserve balance at June 30, 1997, was approximately $52 million. Nonfuel O&M costs have been and will continue to be absorbed by CL&P without adjustment to its current rates.

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

On July 1, 1997, the Company submitted continued unit operation studies to the Connecticut Department of Public Utility Control (DPUC) showing that, under base case assumptions, Millstone 1 will have a value to System customers (as compared to the cost of shutting down the unit and incurring replacement power costs) of approximately $70 million during the remaining thirteen years of its operating license and Millstone 2 will have a value to System customers (on the same assumptions as used with Millstone 1) of approximately $500 million during the remaining eighteen years of its operating license. Two other cases submitted to the DPUC based on higher assumed O&M costs, which CL&P considers less likely, indicated that Millstone 1 would be uneconomic in varying degrees. Based on these economic analyses, NU expects to continue operating both Millstone 1 and Millstone 2 for the remaining terms of their respective operating licenses. The
DPUC has stated it will consider these analyses in the context of CL&P's next integrated resource planning proceeding which begins in April 1998.

As a result of the nuclear situation, a number of civil lawsuits, criminal investigations and regulatory proceedings have been initiated, including litigation by NU's shareholders. On August 7, 1997, the non-NU owners of Millstone 3 filed demands for arbitration with CL&P and Western Massachusetts
Electric Company (WMECO) as well as lawsuits in Massachusetts Superior Court against Northeast Utilities and its current and former trustees. The NU companies believe there is no legal basis for the claims and intend to defend against them vigorously. To date, no reserves have been established for existing or potential litigation. See Part II - Item 1 in this Form 10-Q and
CL&P's 1996 Form 10-K for further information on litigation. For further information on the current Millstone outages, see CL&P's First Quarter Form 10-
Q, 1996 Form 10-K and Form 8-K dated June 26, 1997.

Capacity

During 1996 and continuing into 1997, the NU system companies have taken measures to improve their capacity position due to the current Millstone outages. CL&P anticipates spending approximately $56 million for additional capacity-related costs in 1997, of which $38 million is expected to be expensed.
The projected 1997 capacity-related expenditures have increased from previous estimates due to additional improvements to existing fossil units and CL&P's estimated share of costs to reactivate generating units in New England. In the first six months of 1997, CL&P spent approximately $29 million to ensure adequate generating capacity, of which $14 million was expensed.

Despite record-breaking demand in mid-July, the NU system has been able to meet capacity requirements without any supply interruptions. Assuming normal weather conditions and generating unit availability, management expects that the Company will have sufficient capacity to meet peak load demands for the remainder of 1997. If there are high levels of unplanned outages at other units in New
England, or if any transmission lines used to import power from other states are unavailable, at times of peak load demand, the Company and the other New England utilities may have to resort to operating procedures designed to reduce customer demand.

On June 28, 1997, the Seabrook nuclear unit in New Hampshire returned to service following a 50-day planned refueling and maintenance outage.

In December 1996, all of the seven power cables installed in the Long Island
Sound between CL&P's Norwalk Harbor and the Long Island Lighting Company's
Northport generating plants were damaged. Repair work has been completed and all cables were back in service by June 26, 1997.

CL&P has a 12 percent ownership interest in the Maine Yankee nuclear generating facility (MY). On August 6, 1997, the board of directors of Maine Yankee Atomic
Power Company (MYAPC) voted to permanently close the plant after efforts to sell the nuclear power plant were unsuccessful. MYAPC had previously announced that it was considering permanent closure of the plant based on economic concerns and uncertainty about the operation of the plant.

For further information on capacity-related issues and MYAPC, see the "Notes to Consolidated Financial Statements," Note 6B and CL&P's 1996 Form 10-K.

Liquidity and Capital Resources

Cash provided from operations decreased approximately $241 million in the first six months of 1997, from 1996 and was a use of funds, primarily due to higher
1997 cash expenditures related to the Millstone outages, and the pay down of the 1996 year end accounts payable balance. The year end accounts payable balance was relatively high due to costs related to a severe December storm and costs associated with the Millstone outages that had been incurred but not yet paid by the end of 1996. Net cash from financing activities increased approximately $43 million, primarily due to an increase in short-term borrowings through the use of the $100 million of the accounts receivable facility established in 1996. Net cash from financing activities was also impacted by lower cash dividends on common shares, partially offset by higher long-term debt retirements. Cash used for investments decreased approximately $197 million, primarily due to lower investments in the NU system Money Pool.

On April 1, 1997, $193 million of CL&P's first mortgage bonds matured. CL&P funded the maturity with cash available from long-term debt issuances that took place in 1996 in anticipation of this maturity.

CL&P established facilities in 1996 under which it may sell up to $200 million of its accounts receivable and accrued utility revenues. As of June 30, 1997, CL&P had sold approximately $100 million.

Additionally, NU, CL&P and WMECO entered into a new three-year revolving credit agreement (the New Credit Agreement) in November 1996. On May 30, 1997, the
First Amendment and Waiver to the New Credit Agreement became effective. This amendment permits $313.75 million of credit in the aggregate to remain available to CL&P and WMECO through the securing of such borrowings with first mortgage bonds. Interest coverage and common equity ratios were revised to enable the companies to meet certain financial tests. CL&P will be able to borrow up to $225 million on the strength of bonds it has provided as collateral for borrowings under the revolving credit agreement. WMECO will be able to borrow up to $90 million on the basis of bonds it has provided as collateral. The NU parent company, which as a holding company cannot issue first mortgage bonds, will be able to borrow up to $50 million if CL&P, WMECO and NU consolidated financial statements meet certain interest coverage tests for two consecutive quarters. This is not expected to occur until mid-1998.

On June 26, 1997, CL&P issued $200 million of First and Refunding Mortgage
Bonds, 1997 Series B due June 1, 2002. The net proceeds of the sale of the Bonds were used for repayment of short-term debt incurred for general working capital purposes, including costs associated with the current outages at the Millstone units. CL&P is obligated to effect the exchange of these bonds for publicly tradable Bonds within 180 days after issuing the Bonds or the interest could increase in stages up to a maximum amount of 1.50 percent per annum.

In April, 1997, Moody's Investors Services (Moody's) downgraded most of its ratings of CL&P and WMECO securities because of the extended Millstone outages.
In May, 1997, Standard & Poor's (S&P) also downgraded its ratings of CL&P and
WMECO securities as a result of the Connecticut Legislature failing to approve a utility restructuring bill during the recently completed legislature session.
As a result, all NU system securities are currently rated below investment grade by Moody's and S&P. These actions could adversely affect the availability and cost of funds for the NU system companies.

On April 17, 1997, the holders of $38 million of notes issued by NU's real estate company (Rocky River Realty Company or RRR) required RRR to repurchase the notes at par. The notes are secured by real estate leases between RRR as lessor and Northeast Utilities Service Company as lessee. On July 1, 1997, RRR received commitments for the purchase of approximately $12 million of notes and RRR repurchased the remaining $26 million of notes on July 14, 1997. On July 30,
1997, approximately $6 million of the $12 million was purchased by an alternative purchaser. The remaining $6 million of the notes is expected to be purchased by another purchaser by September 2, 1997.

Each major company in the NU system finances its own needs. Neither CL&P nor WMECO has any agreements containing cross defaults based on events or occurrences involving NU, Public Service Company of New Hampshire (PSNH) or
North Atlantic Energy Corporation (NAEC). Similarly, neither PSNH nor NAEC has any agreements containing cross defaults based on events or occurrences involving NU, CL&P or WMECO. Nevertheless, it is possible that investors will take negative operating results or regulatory developments at one company in the NU system into account when evaluating other companies in the NU system. That could, as a practical matter and despite the contractual and legal separations among the NU companies, negatively affect each company's access to the financial markets.

If the return to service of one or more of the Millstone units is delayed substantially, or if some borrowing facilities become unavailable because of difficulties in meeting borrowing conditions, or if the system encounters additional significant costs or any other significant deviations from management's current assumptions, the currently available borrowing facilities could be insufficient to meet all of the system's cash requirements. In those circumstances, management would take actions to reduce costs and cash outflows and would attempt to take other actions to obtain additional sources of funds.
The availability of these funds would be dependent upon the general market conditions and the NU system's credit and financial condition at the time.

Restructuring and Rate Matters

On June 4, 1997, the Connecticut legislature completed its session without passage of a proposed electric industry restructuring bill. The legislature may consider restructuring legislation in the future.

On January 15, 1997, the DPUC notified CL&P that it would be conducting its prudence review of nuclear cost recovery issues in multiple phases. The first phase, covering the period April 1 through June 30, 1996, was in progress when various intervenors moved for summary judgment with respect to the costs for the entire outage. On July 30, 1997, the DPUC issued a purported written decision disallowing recovery of all of the replacement power costs associated with the ongoing outages at Millstone. CL&P has not requested cost recovery at this time and has said that it will not seek recovery for a substantial portion of these costs and will not request any cost recovery until the units have returned to operation. Any requests by CL&P for recovery would include only costs for projects CL&P would have undertaken under normal operating conditions or that provide long-term value for CL&P's customers. CL&P has appealed the DPUC's decision to the Connecticut Superior Court. CL&P has expensed, and continues to expense, the bulk of the Millstone outage costs as they are incurred. Therefore, CL&P does not expect this decision to have a material financial impact on projected 1997 results.

The DPUC is required to review a utility's rates every four years if there has not been a rate proceeding during such period. On June 16, 1997, CL&P filed with the DPUC certain financial information consistent with the DPUC's filing requirements applicable to such four year review. CL&P expects hearings before the DPUC to begin soon. The Company cannot predict the outcome of this proceeding.




Risk Management Instruments

CL&P uses fuel price management instruments to reduce a portion of the fuel price risk associated with certain of its long-term negotiated energy contracts and replacement-power expense during the Millstone outages. CL&P's fuel price management instruments seek to minimize exposure associated with rising fuel prices and effectively fix the cost of fuel and maintain the profitability of certain of its long-term negotiated contract sales.

These instruments are not used for trading purposes. The differential paid or received as fuel prices change is recognized in income when realized.

As of June 30, 1997, CL&P had outstanding fuel price management instruments with a total notional value of approximately $318 million. The settlement amounts for the second quarter associated with the instruments decreased fuel expense by approximately $0.8 million for the first quarter of 1997. For further information on risk management instruments, see the "Notes to Consolidated
Financial Statements," Note 5, in this Form 10-Q.

Environmental Matters

The Company is potentially liable for environmental cleanup costs at a number of sites inside and outside its service territory. To date, the future estimated environmental remediation liability has not been material with respect to the earnings or financial position of the Company. For the period ended June 30, 1997, the Company increased the environmental reserve by approximately $1 million to a total of approximately $8 million, the most probable amount as required by SFAS No.5, "Accounting for Contingencies."


RESULTS OF OPERATIONS

                                               Income Statement Variances
                                                  Increase/(Decrease)
                                                    Millions of Dollars

                                      Second                  Year-
                                     Quarter     Percent     to-Date    Percent


Operating revenues                    $32           6%        $(3)          0%

Fuel, purchased and net
  interchange power                    76          56         118          33
Other operation                        16           8         (31)         (8)
Maintenance                            15          18          36          27
Amortization of
  regulatory assets, net                9         (a)          27          (a)
Federal and state income taxes        (31)        (a)         (59)         (a)
Interest charges                        3          10           6          10

Net Loss                              (53)        (a)         (93)         (a)

(a)  Percentage greater than 100

Comparison of the Second Quarter of 1997 to the Second Quarter of 1996


Total operating revenues increased in 1997, primarily due to higher fuel recoveries ($23 million), higher transmission and other revenues ($8 million) and higher revenues from regulatory decisions ($4 million), partially offset by lower wholesale revenues ($5 million). Revenues from regulatory decisions increased due to higher recoveries of demand-side-management costs. Wholesale revenues decreased primarily due to lower 1997 capacity sales.

Fuel, purchased and net interchange power expense increased in 1997, primarily due to higher replacement-power costs expensed in 1997 due to the nuclear outages.

Other operation and maintenance expense increased $31 million in 1997. The major factors were the higher costs associated with the Millstone outages ($70 million) including a net increase of $24 million over 1996 in the reserve for future restart costs; higher transmission expenses ($5 million) and higher capacity charges from MY ($5 million); partially offset by lower recognition of nuclear refueling outage costs primarily as a result of the 1996 Rate Settlement
($22 million); lower administrative and general expenses primarily due to lower pensions and benefit costs ($10 million) and lower 1997 costs associated with meeting capacity requirements ($7 million).

Amortization of regulatory assets, net increased in 1997, primarily due to higher amortization in 1997 of cogeneration deferrals ($7 million) and higher amortizations as a result of the 1996 Rate Settlement ($5 million). These were partially offset by the completion of the amortization of phase-in costs for Seabrook in 1996 ($3 million).

Federal and state income taxes decreased in 1997, primarily due to lower book taxable income.

Interest charges increased in 1997, primarily due to interest expense associated with the sale of the accounts receivable.

Comparison of the First Six Months of 1997 to the First Six Months of 1996


Total operating revenues decreased in 1997, primarily due to lower retail sales
($16 million), lower wholesale revenues ($11 million), lower fuel recoveries ($8 million), partially offset by higher revenues from regulatory decisions ($14 million) and higher transmission and other revenues ($9 million). Wholesale revenues decreased primarily due to lower 1997 capacity sales. Retail sales decreased 1.9 percent primarily due to mild weather in the first quarter of 1997. Revenues from regulatory decisions increased primarily due to higher recoveries of demand-side-management costs.

Fuel, purchased and net interchange power expense increased in 1997, primarily due to higher replacement-power costs expensed in 1997 due to the nuclear outages.

Other operation expense decreased $31 million and maintenance expense increased
$36 million in 1997. The major factors were the higher costs associated with the Millstone outages ($60 million) and higher capacity charges from MY ($7 million); partially offset by lower recognition of nuclear refueling outage costs as a result of the 1996 CL&P Rate Settlement ($34 million); lower 1997 administrative and general expenses primarily due to lower pensions and benefit costs ($15 million) and lower capacity charges from purchased power ($9 million).

Amortization of regulatory assets, net increased in 1997, primarily due to the higher amortization of CL&P cogeneration deferrals in 1997 ($23 million) and higher amortizations as a result of the 1996 CL&P Rate Settlement ($9 million).
These were partially offset by the completion of the amortization of phase-in costs for Seabrook ($6 million).

Federal and state income taxes decreased in 1997, primarily due to lower book taxable income.

Interest charges increased in 1997, primarily due to higher 1997 average long-term debt levels and interest expense associated with the sale of the accounts receivable.



                         PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

1.   Under its Millstone Units 1 & 2 contract with CL&P, Connecticut Municipal
Electric Energy Cooperative (CMEEC) has a 3.49 percent life-of-unit interest in each of the units. CMEEC and CL&P have been negotiating since May 1996 over issues related to Millstone Units 1 & 2 and have taken preliminary steps to prepare for arbitration of the matter. Since October 1996, CMEEC has failed to make payment on its obligations of approximately $1.6 million per month, claiming that CL&P materially breached its contractual obligations, and requesting arbitration of the issues. CL&P has denied the allegations and filed a petition on July 1, 1997 requesting the Connecticut Superior Court to order
CMEEC to pay its outstanding obligations (about $13.3 million) and make continuing payments while the arbitration action is proceeding.

     For additional information on this dispute, see "Item 3 - Legal
Proceedings" in CL&P's 1996 Form 10-K.

2. On July 17, 1997, CL&P filed an appeal of a June 6th order of the DPUC, which had barred recovery of approximately $17 million of replacement power costs incurred by CL&P as a result of the retirement of the Connecticut Yankee nuclear power plant (CY) on December 4, 1996 through that part of CL&P's rate structure known as the Energy Adjustment Clause. CL&P takes the position that unless and until there is a determination that such post-retirement costs are unreasonable, it is entitled to current recovery.

     For additional information on the ongoing prudence proceeding at the Federal Energy Regulatory Commission regarding the decision to retire CY prior to the expiration of its operating license, see "Item 1. Business - Electric
Operations - Nuclear Generation" in CL&P's 1996 Form 10-K.

3. CL&P and WMECO, through NNECO, operate Millstone 3 at cost, and without profit, under a Sharing Agreement that obligates them to utilize good utility practice and requires the joint owners to share the risk of employee negligence and other risks of operation and maintenance pro-rata in accordance with their ownership shares. The Sharing Agreement also provides that CL&P and WMECO would only be liable for damages to the non-NU owners for a deliberate violation of the agreement pursuant to authorized corporate action.

     On August 7, 1997, the non-NU owners of Millstone 3 filed demands for arbitration with CL&P and WMECO as well as lawsuits in Massachusetts Superior
Court against Northeast Utilities and its current and former trustees.  The non-
NU owners raise a number of contract, tort and statutory claims, arising out of the operation of Millstone 3. The arbitrations and lawsuits seek to recover compensatory damages, punitive damages, treble damages and attorneys' fees.
Owners representing approximately two-thirds of the non-NU interests in Millstone 3 have claimed compensatory damages in excess of $200 million. In addition, one of the lawsuits seeks to restrain NU from disposing of its shares of the stock of WMECO and Holyoke Water Power Company, pending the outcome of the lawsuit. The NU companies believe there is no legal basis for the claims and intend to defend against them vigorously.

     For further information on this matter, see "Item 3 - Legal Proceedings" in CL&P's 1996 Form 10-K.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of CL&P held on June 9, 1997, stockholders voted to fix the number of directors for the ensuing year at eight.
The vote fixing the number of directors at eight was 12,222,930 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of CL&P.

     At the Annual Meeting, the following eight directors were elected, each by a vote of 12,222,930 shares in favor, to serve on the Board of Directors for the ensuing year: Robert G. Abair, John H. Forsgren, Bernard M. Fox, William T.
Frain, Jr., Cheryl W. Grise, John B. Keane, Bruce D. Kenyon, and Hugh C.
MacKenzie.

ITEM 5.   OTHER INFORMATION

     On June 27, 1997, nuclear management of NU temporarily suspended all nuclear training programs at Millstone to address programmatic deficiencies identified by NNECO and NRC inspectors during reviews of the system's licensed operator training programs at the system's four Connecticut nuclear units.
Since then, a Training Restart Plan has been established and various training programs have been restarted, including the licensed operator training programs for Millstone. Management continues to believe that the suspension will not affect the schedule to restart the Millstone units

     For additional information relating to this matter, see CL&P's Form 8-K dated June 26, 1997 and "Item 1. Business - Nuclear Plant Performance and
Regulatory Oversight" and "Item 3. Legal Proceedings," in CL&P's 1996 Form 10-K.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number          Description


              27                   Financial Data Schedule

(b)   Reports on Form 8-K:

      1.    CL&P filed a Form 8-K dated June 26, 1997 disclosing:

          . Nuclear management of NU temporarily suspended all nuclear training programs at Millstone to address programmatic deficiencies identified by NNECO and the NRC;
          . The DPUC orally granted summary judgment in CL&P's prudence docket, disallowing recovery of substantially all costs associated with the ongoing outages at Millstone;
          . Under the CL&P First and Refunding Mortgage Bond Indenture, the sinking fund had been eliminated;
          . On June 28, 1997, Seabrook nuclear generating unit returned to service following a 50-day planned refueling and maintenance outage;
          . On July 1, 1997, CL&P submitted continued unit operation studies to the DPUC;
          . As a result of a trigger event set forth in the original note agreement, RRR intends to repurchase approximately $26 million of the total approximate $38 million of notes from the current holders; the balance of the notes will be purchased by alternative third party purchasers.

     2. CL&P filed a Form 8-K dated July 22, 1997 disclosing information concerning its second quarter 1997 loss.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    THE CONNECTICUT LIGHT AND POWER COMPANY

                                                      Registrant




Date  August 12, 1997               By:/s/ John H. Forsgren
                                           John H. Forsgren
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Director




Date  August 12, 1997               By:  /s/ John J. Roman
                                             John J. Roman
                                             Vice President and Controller








