Form 10-Q
period 1997-09-30
CONNECTICUT LIGHT & POWER CO
filed 1997-11-12
CIK 23426

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997


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

                     Class                      Outstanding at October 31, 1997

        Common Shares, $10.00 par value                12,222,930 shares





            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES


                               TABLE OF CONTENTS



                                                              Page No.



Part I.  Financial Information

    Item 1. Financial Statements

        Consolidated Balance Sheets - September 30, 1997
        and December 31, 1996                                     2

        Consolidated Statements of Income - Three Months
        and Nine Months Ended September 30, 1997 and 1996         4

        Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 1997 and 1996             5

        Notes to Consolidated Financial Statements                6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                     12

Part II.  Other Information

     Item 1.     Legal Proceedings                               20

     Item 5.     Other Information                               20

     Item 6.     Exhibits and Reports on Form 8-K                21

Signatures                                                       22








                                   PART I.  FINANCIAL INFORMATION

THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                             September 30,
                                                                 1997       December 31,
                                                             (Unaudited)        1996
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................  $  6,375,765   $  6,283,736

     Less: Accumulated provision for depreciation.........     2,840,296      2,665,519
                                                            -------------  -------------
                                                               3,535,469      3,618,217
  Construction work in progress...........................       100,870         95,873
  Nuclear fuel, net.......................................       134,630        133,050
                                                            -------------  -------------
      Total net utility plant.............................     3,770,969      3,847,140
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       345,416        296,960
  Investments in regional nuclear generating
   companies, at equity...................................        60,723         56,925
  Other, at cost..........................................        53,619         16,565
                                                            -------------  -------------
                                                                 459,758        370,450
                                                            -------------  -------------
Current Assets:
  Cash....................................................           395            404
  Notes receivable from affiliated companies..............        32,600        109,050
  Receivables, net (Note 4)...............................       227,739        226,112
  Accounts receivable from affiliated companies...........         6,044          3,481
  Taxes receivable........................................        69,283         40,134
  Accrued utility revenues (Note 4).......................        72,554         78,451
  Fuel, materials, and supplies, at average cost..........        81,685         79,937
  Recoverable energy costs, net--current portion..........        17,977         25,436
  Prepayments and other...................................        92,956         63,344
                                                            -------------  -------------
                                                                 601,233        626,349
                                                            -------------  -------------
Deferred Charges:
  Regulatory assets:
    Income taxes,net......................................       706,862        753,390
    Unrecovered contractual obligations (Note 6B).........       365,479        300,627
    Deferred demand side management costs.................        45,652         90,129
    Recoverable energy costs, net.........................       104,776         97,900
    Cogeneration costs....................................        42,269         66,205
    Other.................................................        56,317         62,530
  Unamortized debt expense................................        19,754         17,033
  Other...................................................        23,753         12,283
                                                            -------------  -------------
                                                               1,364,862      1,400,097
                                                            -------------  -------------

      Total Assets........................................  $  6,196,822   $  6,244,036
                                                            =============  =============

See accompanying notes to consolidated financial statements.






THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                             September 30,
                                                                 1997       December 31,
                                                             (Unaudited)        1996
                                                            -------------  -------------
                                                                (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$10 par value. Authorized
   24,500,000 shares; outstanding 12,222,930
   shares.................................................  $    122,229   $    122,229
  Capital surplus, paid in................................       640,915        639,657
  Retained earnings.......................................       413,407        551,410
                                                            -------------  -------------
           Total common stockholder's equity..............     1,176,551      1,313,296
  Preferred stock not subject to mandatory
   redemption.............................................       116,200        116,200
  Preferred stock subject to mandatory redemption.........       151,250        155,000
  Long-term debt (Note 3).................................     2,020,874      1,834,405
                                                            -------------  -------------
           Total capitalization...........................     3,464,875      3,418,901
                                                            -------------  -------------
Minority Interest in Consolidated Subsidiary..............       100,000        100,000
                                                            -------------  -------------
Obligations Under Capital Leases..........................       132,123        143,347
                                                            -------------  -------------
Current Liabilities:
  Notes payable to banks..................................       135,000           -
  Long-term debt and preferred stock--current
   portion................................................        29,365        204,116
  Obligations under capital leases--current
   portion................................................        25,422         12,361
  Accounts payable........................................       123,943        160,945
  Accounts payable to affiliated companies................        77,565         78,481
  Accrued taxes...........................................        26,562         28,707
  Accrued interest........................................        27,414         31,513
  Nuclear compliance......................................        80,760         50,500
  Other...................................................        20,195         34,433
                                                            -------------  -------------
                                                                 546,226        601,056
                                                            -------------  -------------

Deferred Credits:
  Accumulated deferred income taxes.......................     1,314,281      1,365,641
  Accumulated deferred investment tax credits.............       129,555        135,080
  Deferred contractual obligations (Note 6B)..............       374,228        305,627
  Other...................................................       135,534        174,384
                                                            -------------  -------------
                                                               1,953,598      1,980,732
                                                            -------------  -------------
Commitments and Contingencies (Note 6)



           Total Capitalization and Liabilities...........  $  6,196,822   $  6,244,036
                                                            =============  =============

See accompanying notes to consolidated financial statements.





THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                     Three Months Ended     Nine Months Ended
                                                        September 30,         September 30,
                                                    ------------------- -----------------------
                                                       1997      1996       1997        1996
                                                    --------- --------- ----------- -----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $627,712  $599,505  $1,827,461  $1,801,859
                                                    --------- --------- ----------- -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....  241,073   231,640     723,698     592,487
     Other.........................................  214,652   168,508     566,624     555,078
  Maintenance......................................   92,193    76,160     260,567     208,328
  Depreciation.....................................   60,231    59,966     179,200     184,466
  Amortization of regulatory assets, net...........   14,568    27,280      45,929      31,255
  Federal and state income taxes...................  (22,148)   (8,617)    (50,954)     20,867
  Taxes other than income taxes....................   42,695    43,975     128,388     133,611
                                                    --------- --------- ----------- -----------
        Total operating expenses...................  643,264   598,912   1,853,452   1,726,092
                                                    --------- --------- ----------- -----------
Operating (Loss) Income............................  (15,552)      593     (25,991)     75,767
                                                    --------- --------- ----------- -----------

Other Income:
  Equity in earnings of regional nuclear
    generating companies...........................    1,568     1,647       4,717       5,440
  Other, net.......................................      231     6,785       8,337      15,831
  Minority interest in income of subsidiary........   (2,325)   (2,325)     (6,975)     (6,975)
  Income taxes.....................................    2,001       179       2,415        (217)
                                                    --------- --------- ----------- -----------
        Other income, net..........................    1,475     6,286       8,494      14,079
                                                    --------- --------- ----------- -----------
        (Loss) Income before interest charges......  (14,077)    6,879     (17,497)     89,846
                                                    --------- --------- ----------- -----------

Interest Charges:
  Interest on long-term debt.......................   34,033    33,476      97,915      93,607
  Other interest...................................    1,967       341       5,185       1,026
                                                    --------- --------- ----------- -----------
        Interest charges, net......................   36,000    33,817     103,100      94,633
                                                    --------- --------- ----------- -----------

Net Loss........................................... $(50,077) $(26,938) $ (120,597) $   (4,787)
                                                    ========= ========= =========== ===========






See accompanying notes to consolidated financial statements.





THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 1997        1996
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Loss ................................................. $ (120,597) $   (4,787)
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................    179,200     184,466
    Deferred income taxes and investment tax credits, net...    (23,193)    (53,345)
    Deferred nuclear plants return, net of amortization.....       (183)      7,820
    Recoverable energy costs, net of amortization...........        583     (16,247)
    Amortization of cogeneration costs, net ................     23,936      15,483
    Amortization of demand-side-management
      costs, net ...........................................     44,477      33,845
    Deferred nuclear refueling outage, net of amortization..    (34,000)     35,904
    Nuclear compliance, net.................................     30,260      32,182
    Other sources of cash...................................     49,060      69,506
    Other uses of cash......................................    (35,704)    (27,603)
  Changes in working capital:
    Receivables and accrued utility revenues, net (Note 4)..      1,707      38,485
    Fuel, materials, and supplies...........................     (1,748)    (11,831)
    Accounts payable........................................    (37,918)    (23,956)
    Accrued taxes...........................................     (2,145)    (13,013)
    Other working capital (excludes cash)...................    (77,098)    (17,657)
                                                             ----------- -----------
Net cash flows (used for) from operating activities.........     (3,363)    249,252
                                                             ----------- -----------

Financing Activities:
  Net increase (decrease) in short-term debt................    135,000     (51,750)
  Issuance of long-term debt................................    200,000     222,000
  Reacquisitions and retirements of long-term debt..........   (198,512)     (9,479)
  Cash dividends on preferred stock.........................    (11,416)    (11,416)
  Cash dividends on common stock............................     (5,990)   (132,619)
                                                             ----------- -----------
Net cash flows from financing activities....................    119,082      16,736
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................   (117,953)    (88,892)
    Nuclear fuel............................................       (666)      2,002
                                                             ----------- -----------
  Net cash flows used for investments in plant..............   (118,619)    (86,890)
  NU System Money Pool......................................     76,450    (137,950)
  Investments in nuclear decommissioning trusts.............    (32,707)    (36,612)
  Other investment activities, net..........................    (40,852)       (609)
                                                             ----------- -----------
Net cash flows used for investments.........................   (115,728)   (262,061)
                                                             ----------- -----------
Net (Decrease)/Increase In Cash For The Period..............         (9)      3,927
Cash - beginning of period..................................        404         337
                                                             ----------- -----------
Cash - end of period........................................ $      395  $    4,264
                                                             =========== ===========


See accompanying notes to consolidated financial statements.








            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of the Connecticut Light and Power Company (the company or CL&P) on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K), the company's Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997, and the company's Form 8-Ks dated August 19, 1997 and October 13, 1997. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September
          30, 1997, the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. All adjustments are of a normal, recurring, nature except those described below in Note 6B. The results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results expected for a full year.

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

     B.   New Accounting Standards

          For information regarding the adoption of new accounting standards, see Note 4, "Sale of Customer Receivables and Accrued Utility Revenues" in this Form 10-Q, CL&P's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997, and CL&P's 1996 Form 10-K.

     C.   Regulatory Accounting and Assets

          For information regarding regulatory accounting and assets, see the MD&A in this Form 10-Q, CL&P's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997, and CL&P's 1996 Form 10-K.

2.   SHORT-TERM DEBT

     For information regarding short-term debt, see the MD&A in this Form 10-Q, CL&P's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997, and CL&P's 1996 Form 10-K.

3.   CAPITALIZATION

     On October 9, 1997, CL&P issued $200 million of First and Refunding Mortgage Bonds, 1997 Series C (CL&P 1997 Series C Bonds) in an exchange offer for $200 million of its First and Refunding Mortgage Bonds, 1997 Series B. The CL&P 1997 Series C Bonds bear interest at an annual rate of 7.75% and will mature on June 1, 2002.

     For additional information related to CL&P's capitalization, see the MD&A in this Form 10-Q, CL&P's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997, and CL&P's 1996 Form 10-K.

4.   SALE OF CUSTOMER RECEIVABLES AND ACCRUED UTILITY REVENUES

     During 1996, CL&P entered into an agreement to sell up to $200 million of undivided ownership interests in eligible customer receivables and accrued utility revenues (receivables) to a third party purchaser. As of September 30, 1997, CL&P had sold approximately $100 million of undivided ownership interests in receivables under its sales agreement. As of October 31, 1997, approximately $50 million of undivided ownership interests in receivables had been sold to a third party purchaser by CL&P through the use of its special purpose, wholly-owned subsidiary, CL&P Receivables Corporation
     (CRC).

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. SFAS 125 became effective on January 1, 1997, and establishes, in part, criteria for concluding whether a transfer of financial assets in exchange for consideration should be accounted for as a sale or as a secured borrowing. During October 1997, CL&P had restructured its respective sales agreement to comply with the conditions of SFAS 125 and account for transactions occurring under this program as sales of assets.

     CRC's sales agreement provides for a formula based loss reserve in which additional receivables may be assigned to the third party purchaser for bad debt. The third party purchaser absorbs the excess amount in the event that actual loss experience exceeds the loss reserve. At September 30, 1997, approximately $7.4 million of assets had been designated as collateral to the third party purchaser by CRC.

     For additional information regarding CL&P's sale of receivables, see the MD&A in this Form 10-Q, CL&P's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997 and CL&P's 1996 Form 10-K.

5.   FUEL PRICE MANAGEMENT

     As of September 30, 1997, CL&P had outstanding fuel-price management agreements with a total notional value of approximately $336 million and a positive mark-to-market position of approximately $5.2 million.

     Under the terms of CL&P's fuel-price management agreements, CL&P can be required to post cash collateral with its counterparties approximately equivalent to the amount of a negative mark-to-market position. In general, the amount of collateral is to be returned to CL&P when the mark-to-market position becomes positive, when CL&P meets specified credit ratings, or when an agreement ends and all open positions are properly settled.

     These fuel-price management agreements have been made with various financial institutions, each of which is rated "A" or better by Standard & Poor's ratings group. CL&P is exposed to credit risk on its fuel-price management instruments if the counterparties fail to perform their obligations. However, management anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.

     For further information on fuel-price management instruments, see the MD&A in this Form 10-Q, CL&P's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997 and CL&P's 1996 Form 10-K.


6.   COMMITMENTS AND CONTINGENCIES

      A.  Restructuring

          For information on restructuring of the electric utility industry within CL&P's jurisdiction and on the CL&P rate proceeding, see the MD&A in this Form 10-Q, CL&P's Form 8-K dated October 13, 1997, CL&P's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997, and CL&P's 1996 Form 10-K.

      B.  Nuclear Performance

          Millstone: CL&P has a 81-percent joint ownership interest in Millstone 1 and 2 and a 52.93-percent joint ownership interest in Millstone 3. The three Millstone units are managed by Northeast Nuclear Energy Company (NNECO). Millstone units 1, 2, and 3 (Millstone) have been out of service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively, and are on the Nuclear Regulatory Commission's (NRC) watch list. Management has restructured its nuclear organization and is currently implementing comprehensive plans to restart the units.

          NU hopes to return Millstone 3 to service late in the first quarter of 1998; Millstone 2 two to three months after Millstone 3; and Millstone 1 in the second half of 1998. The pace of the recovery effort at Millstone 1 will continue to be reduced so that resources can be focused on Millstone units 3 and 2 in the first half of 1998. Full funding for the recovery of Millstone 1 can be restored after Millstone 3 is back in service. The actual date of the return to service is dependent upon the completion of independent inspections and reviews, inspections and reviews by the NRC and a vote by the NRC Commissioners, and in the case of Millstone 1, the cost and schedule of returning the first two units to service.

          For the nine months ended September 30, 1997, CL&P's share of nonfuel O&M costs expensed for Millstone totaled $355 million. These expenses include $28 million reserved for future 1997 restart costs and $53 million reserved for 1998 restart costs, and is net of $50 million of spending against the reserve established in 1996. The reserve balance at September 30, 1997 was approximately $81 million. CL&P's share of nonfuel O&M costs for Millstone to be expensed in 1997 is now projected to be approximately $433 million compared to $353 million previously estimated. Nonfuel O&M costs have been and will continue to be absorbed by CL&P without adjustment to its current rates.

          Although 1998 nuclear operating budgets have not been established at this time, management believes that the nuclear spending levels at Millstone will be reduced from 1997 levels, although they will be considerably higher than before the station was placed on the NRC's watch list. The actual level of 1998 spending will depend on when the units return to operation and the cost of restoring them to service. The total cost to restart the units cannot be estimated at this time. Management will continue to evaluate the costs to be incurred in 1998 to determine whether adjustments to the existing reserves are required.

          As discussed above, management cannot predict when the NRC will allow any of the Millstone units to return to service and thus cannot estimate the total replacement power costs CL&P will ultimately incur. Replacement power costs incurred by CL&P attributable to the Millstone outages averaged approximately $21 million per month during the first nine months of 1997, and are projected to average approximately $18 million per month for the remainder of 1997.
          Based on the current estimates of expenditures and restart dates, management believes the system has sufficient resources to fund the restoration of the Millstone units and related replacement power costs. CL&P will continue to expense its replacement power costs in 1997.

          Litigation: For information regarding litigation initiated by the non-NU owners of Millstone 3, see CL&P's Form 10-Q for the quarter ended June 30, 1997 and CL&P's 1996 Form 10-K.

          Maine Yankee Atomic Power Company (MYAPC): CL&P has a twelve percent ownership interest in the Maine Yankee nuclear generating facility
          (MY). At September 30, 1997, CL&P's equity investment in MYAPC was approximately $9.2 million. The NU system companies had relied on MY for approximately two percent of their capacity.

          On August 6, 1997, the board of directors of MYAPC voted unanimously to cease permanently the production of power at MY. During November 1997, MYAPC filed an amendment to its power contracts clarifying the obligations of its purchasing utilities following the decision to cease power production. At September 30, 1997, the estimated obligation, including decommissioning, amounted to approximately $930 million, of which CL&P's system's share was approximately $111.6 million. Under the terms of the contracts with MYAPC, the shareholders-sponsor companies, including CL&P, are responsible for their proportionate share of the costs of the unit, including decommissioning. Management expects that CL&P will be allowed to recover these costs from its customers. Accordingly, CL&P has recognized these costs as a regulatory asset, with a corresponding obligation, on its consolidated balance sheets.


          For additional information regarding this and other nuclear performance matters, see Part II and the MD&A in this Form 10-Q, CL&P's Form 8-K dated October 13, 1997, CL&P's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997, and CL&P's 1996 Form 10-K.

      C.  Environmental Matters

          For information regarding environmental matters, see CL&P's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997 and CL&P's 1996 Form 10-K.

      D.  Nuclear Insurance Contingencies

          For information regarding nuclear insurance contingencies, see CL&P's Form 10-Q for the quarter ended March 31, 1997 and CL&P's 1996 Form 10-K.

      E.  Construction Program

          For information regarding CL&P'S construction program, see CL&P's Form 10-Q for the quarter ended March 31, 1997 and CL&P's 1996 Form 10-K.

     F.   Long-Term Contractual Arrangements

          For information regarding long-term contractual arrangements, see CL&P's 1996 Form 10-K. For information related to the closure of MY, see the MD&A and Note 6B in this Form 10-Q and CL&P's Form 10-Q for the quarter ended June 30, 1997.




            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations



This section contains management's assessment of The Connecticut Light and Power Company's and subsidiaries (CL&P or the Company) financial condition and the principal factors having an impact on the results of operations. The Company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with CL&P's consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 1997 Form 10-Qs, the 1996 Form 10-K, and the Form 8-Ks dated August 19, 1997 and October 13, 1997.

FINANCIAL CONDITION

Overview

The outages at the three Millstone units (Millstone) continue to have a substantial negative impact on CL&P's earnings. CL&P had a net loss of approximately $50 million in the third quarter of 1997 compared to net loss of approximately $27 million in the third quarter of 1996, and a net loss of approximately $121 million for the nine months ended September 30, 1997, compared to net loss of approximately $5 million for the same period in 1996. The losses for the three-and nine-month periods were attributable to replacement power and nuclear operation and maintenance (O&M) expenses for the Millstone units in 1997, including amounts reserved for future spending in 1997 and 1998.

The loss for the first nine months of 1997 was also attributable to lower retail sales. Higher retail sales in the quarter helped to reduce the third quarter loss. Retail kilowatt-hour sales for the quarter were 1.4 percent higher than the third quarter of 1996 primarily due to modest economic growth. Retail kilowatt-hour sales for the nine months ended September 30, 1997 were about one percent below the same period in 1996 primarily due to mild weather in the first quarter of 1997.

Millstone-related costs have risen over the past several months as the company completes the engineering, physical and programmatic efforts needed to return the units to service. CL&P expects to continue operating at a loss in 1997.

Millstone Outages

CL&P has an 81 percent joint ownership interest in Millstone 1 and 2 and a 52.93 percent joint ownership interest in Millstone 3. Millstone units 1, 2 and 3 (Millstone) have been out of service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively.

CL&P hopes to return Millstone 3 to service late in the first quarter of 1998;
Millstone 2 two to three months after    Millstone 3; and Millstone 1 in the
second half of 1998. The pace of the recovery effort at Millstone 1 will continue to be reduced so that resources can be focused on Millstone units 3 and 2 in the first half of 1998. Full funding for the recovery of Millstone 1 can be restored after Millstone 3 is back in service. The actual date of the return to service for each of the units is dependent upon the completion of independent inspections and reviews, inspections and reviews by the Nuclear Regulatory Commission (NRC) and a vote by the NRC Commissioners and, in the case of Millstone 1, the cost and schedule of returning the first two units to service.

For the nine months ended September 30, 1997, CL&P's share of nonfuel O&M costs expensed for Millstone totaled $355 million. These expenses include $28 million reserved for future 1997 restart costs and $53 million reserved for 1998 restart costs, and is net of $50 million of spending against the reserve established in 1996. The reserve balance at September 30, 1997, was approximately $81 million. CL&P's share of nonfuel O&M costs for Millstone to be expensed in 1997 is now projected to be approximately $433 million compared to $353 million previously estimated. Nonfuel O&M costs have been and will continue to be absorbed by CL&P without adjustment to its current rates.

Although 1998 nuclear operating budgets have not been established at this time, management believes that the 1998 nuclear spending levels at Millstone will be reduced from 1997 levels, although they will be considerably higher than before the station was placed on the NRC's watch list. The actual level of 1998 nuclear spending at Millstone will depend on when the units return to operation and the cost of restoring them to service. The total cost to restart the units cannot be estimated at this time. Management will continue to evaluate the costs to be incurred in 1998 to determine whether adjustments to the existing reserves are required.

Replacement power costs attributable to the Millstone outages averaged approximately $21 million a month during the first nine months of 1997, and
are projected to average approximately $18   million a month for the remainder
of 1997. The Company will continue to expense its replacement power costs in 1997.

For further information on the current Millstone outages, see the "Notes to Consolidated Financial Statement," Note 6B, in this Form 10-Q, CL&P's First and Second Quarter 1997 Form 10-Qs and 1996 Form 10-K.

Capacity

During 1996 and continuing into 1997, the NU system companies have taken measures to improve their capacity position due to the current Millstone outages. CL&P anticipates that its 1997 spending for additional capacity-related costs will be approximately $55 million, of which $41 million is expected to be expensed. CL&P spent approximately $39 million of the $55 million through the first nine months of 1997, of which $25 million was expensed.

CL&P has a 12 percent ownership interest in the Maine Yankee nuclear generating facility (MY). On August 6, 1997, the board of directors of Maine Yankee Atomic Power Company (MYAPC) voted unanimously to cease permanently the production of power at MY. During November 1997, MYAPC filed an amendment to its power contracts clarifying the obligations of its purchasing utilities following the decision to cease power production. As of September 30, 1997, the estimated obligation, including decommissioning, amounted to approximately $930 million, of which CL&P's share was approximately $112 million. Under the terms of the contracts with MYAPC, CL&P is responsible for its proportionate share of the costs of the unit, including decommissioning. Management expects that the Company will be allowed to recover these costs from their customers as they are included in the Federal Energy Regulatory Commission approved wholesale contract. Accordingly, CL&P has recognized these costs as a regulatory asset, with a corresponding obligation on its balance sheets.

For further information on capacity-related issues and MYAPC, see the "Notes to Consolidated Financial Statements," Note 6B and Part II - Item 2 in this Form 10-Q and CL&P's 1996 Form 10-K.

Liquidity and Capital Resources

Cash provided from operations decreased approximately $253 million in the first nine months of 1997, compared to the same period in 1996 and was a use of funds, primarily due to higher 1997 cash expenditures related to the Millstone outages. Net cash from financing activities increased approximately $102 million, primarily due to an increase in short-term borrowings through the use of $100 million of the accounts receivable facility established in 1996. Net cash from financing activities was also impacted by lower cash dividends on common shares, partially offset by higher long-term debt retirements. Cash used for investments decreased approximately $146 million, primarily due to lower investments in the NU system Money Pool, partially offset by higher capital expenditures and an increase in special deposits.

CL&P established facilities in 1996 under which it may sell from time to time up to $200 million of undivided ownership interests in its accounts receivable and accrued utility revenues to a third party purchaser. As of September 30, 1997, CL&P had sold approximately $100 million.

During October 1997, CL&P completed the process of restructuring its sales agreement to comply with the requirements of Statement of Financial Accounting Standards (SFAS) 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," so that the transactions occurring under the agreement are accounted for as sales and not secured borrowings. As part of meeting the requirements, CL&P established a single-purpose, wholly owned subsidiary, CL&P Receivables Corporation (CRC). CRC's sole purpose is to purchase receivables from CL&P and periodically resell undivided ownership interests in those receivables to a third party purchaser. As collections reduce previously sold undivided interests, new receivables may be sold.
All receivables transferred to CRC become assets owned by CRC. As of October 31, 1997, approximately $50 million of receivables had been sold by CRC to a third party purchaser.

NU, CL&P and Western Massachusetts Electric Company (WMECO) entered into a new three-year revolving credit agreement (the New Credit Agreement) in November 1996, which was amended in May 1997. At September 30, 1997, CL&P had $35 million outstanding under the New Credit Agreement.

Each major company in the NU system finances its own needs. Neither CL&P nor WMECO has any financing agreements containing cross defaults based on financial defaults by NU, Public Service Company of New Hampshire (PSNH) or North Atlantic Energy Corporation (NAEC). Similarly, neither PSNH nor NAEC has any financing agreements containing cross defaults based on financial defaults by NU, CL&P or WMECO. Nevertheless, it is possible that investors will take negative operating results or regulatory developments at one company in the NU system into account when evaluating other companies in the NU system. That could, as a practical matter and despite the contractual and legal separations among the NU companies, negatively affect each company's access to financial markets.

The Company's ability to borrow under its financing arrangements is dependent on its satisfaction of contractual borrowing conditions. The financial covenants that must be satisfied to permit CL&P to borrow under the New Credit Agreement are particularly restrictive. Also, its accounts receivable facilities could become unavailable if its respective senior securities were to be downgraded by more than two steps. Management has instructed all non-nuclear groups to constrain their spending for the remainder of 1997 and the first half of 1998, while the Millstone units are expected to be out of service, to levels intended to assure that the financial covenants in CL&P's New Credit Agreement are satisfied. In addition, management has announced that there will be a delay in the resumption of full recovery funding for Millstone 1, as necessary, to ensure that commitments to the Company's lenders are met. However, there is no assurance that these financial covenants will be met as CL&P may encounter additional unexpected costs such as from storms; or reduced revenues from regulatory actions or the effect of weather on sales levels.

If the return to service of one or more of the Millstone units is delayed substantially, beyond the present revised restart estimates or if some borrowing facilities become unavailable because of difficulties in meeting borrowing conditions, or if the system encounters additional significant costs or any other significant deviations from management's current assumptions, the currently available borrowing facilities could be insufficient to meet all of the system's cash requirements. In those circumstances, management would take even more stringent actions to reduce costs and cash outflows and would attempt to take other actions to obtain additional sources of funds. The availability of these funds would be dependent upon the general market conditions and the NU system's credit and financial condition at the time.

Rate Matters

The Connecticut Department of Public Utility Control (DPUC) is required to review a utility's rates every four years if there has not been a rate proceeding during such period. The DPUC has been conducting such a review of CL&P's rates including an analysis of the possibility of removing one or more of the Millstone nuclear units from CL&P's rate base.

On August 29, 1997, the DPUC issued a procedural order limiting the scope of CL&P's four-year financial and operations review proceeding. The procedural order noted that, while this proceeding cannot adjust rates, it could lead to findings of fact that could form the basis for an interim rate adjustment in early 1998.

A decision in this proceeding is scheduled to be issued by the end of 1997. The
Company cannot predict the outcome of    this proceeding; however, an adverse
decision relating to the issue of the removal of the Millstone units from rate base or the other issues being considered in this proceeding could have significant negative impacts on CL&P's earnings and cash position in 1998.

At the October 23, 1997 hearing in this proceeding, CL&P announced that it would not seek replacement power costs from customers incurred due to the Millstone outages. Earlier this year, the DPUC had denied CL&P's right to request recovery of such costs, and CL&P appealed that decision. CL&P has been, and will continue to, expense such replacement power costs until the Millstone units return to service.

For further information regarding this matter, see CL&P's First and Second Quarter 1997 Form 10-Qs, 1996 Form 10-K and Form 8-K dated October 13, 1997.

Risk Management Instruments

CL&P uses fuel price management instruments to reduce a portion of the fuel price risk associated with certain of its long-term negotiated energy contracts and replacement power expense during the Millstone outages. CL&P's fuel price management instruments seek to minimize exposure associated with rising fuel prices and effectively fix the cost of fuel and maintain the profitability of certain of its long-term negotiated contract sales.

These instruments are not used for trading purposes. The differential paid or received as fuel prices change is recognized in income when realized.

As of September 30, 1997, CL&P had outstanding fuel price management instruments with a total notional value of approximately $336 million. The settlement amounts for the third quarter associated with the instruments decreased fuel expense by approximately $2 million. For further information on risk management instruments, see the "Notes to Consolidated Financial Statements," Note 5, in this Form 10-Q.

Environmental Matters

The Company is potentially liable for environmental cleanup costs at a number of sites inside and outside its service territory. To date, the future estimated environmental remediation liability has not been material with respect to the earnings or financial position of the company. For the nine months ended September 30, 1997, approximately $8 million was reserved, the most probable amount as required by SFAS No.5, "Accounting for Contingencies."

RESULTS OF OPERATIONS

                                               Income Statement Variances
                                                  Increase/(Decrease)
                                                    Millions of Dollars

                                      Third                   Year-
                                     Quarter     Percent     to-Date    Percent


Operating revenues                    $28           5%        $26           1%

Fuel, purchased and net
  interchange power                     9           4         131          22
Other operation                        46          27          12           2
Maintenance                            16          21          52          25
Amortization of
  regulatory assets, net              (13)        (47)         15          47
Federal and state income taxes        (15)        (a)         (74)        (a)
Other income, net                      (7)        (97)         (8)        (47)
Interest charges                        2           7           9           9

Net Loss                               23          86         116           a

(a)  Percentage greater than 100

Comparison of the Third Quarter of 1997 to the Third Quarter of 1996


Total operating revenues increased in the third quarter of 1997, primarily due to higher retail sales ($5 million); higher fuel recoveries ($11 million); higher wholesale and other revenues ($8 million) and higher revenues as a result of a reserve for conservation recoveries in 1996 ($4 million). Retail sales increased 1.4 percent as a result of modest economic growth.

Fuel, purchased and net interchange power expense increased in 1997, primarily due to higher replacement power costs expensed in 1997 due to the nuclear outages.

Other operation and maintenance expense increased $62 million in 1997. The major factors were the higher costs associated with the Millstone outages ($87 million), including a net increase of $37 million over 1996 in the reserve for future restart costs and higher purchased capacity charges ($15 million). These increases were partially offset by lower recognition of nuclear refueling outage costs primarily as a result of the 1996 Rate Settlement ($19 million) and lower capacity charges from Connecticut Yankee as a result of a property tax refund ($12 million).

Amortization of regulatory assets, net decreased in 1997, primarily due to lower regulatory amortizations in 1997 as a result of the 1996 Rate Settlement.

Federal and state income taxes decreased in 1997, primarily due to lower book taxable income.

Other income, net decreased in 1997, primarily due to proceeds from the sale of Seabrook 2 steam generator in 1996 and lower deferred returns on regulatory assets.

Comparison of the First Nine Months of 1997 to the First Nine Months of 1996


Total operating revenues increased in 1997, primarily due to higher revenues from regulatory decisions ($14 million) and higher fuel and other revenues ($23 million), partially offset by lower retail sales ($11 million). Revenues from regulatory decisions increased primarily due to higher recoveries of demand-side-management costs. Retail sales decreased about one percent from 1996 due to mild weather in the first quarter of 1997.

Fuel, purchased and net interchange power expense increased in 1997, primarily due to higher replacement power costs expensed in 1997 due to the nuclear outages.

Other operation and maintenance expense increased $64 million in 1997. The major factors were the higher costs associated with the Millstone outages ($147 million) and higher capacity charges from Maine Yankee ($9 million). These increases were partially offset by the lower recognition of nuclear refueling outage costs primarily as a result of the 1996 Rate Settlement ($53 million); lower capacity charges from Connecticut Yankee as a result of a property tax refund ($18 million) and lower administrative and general expenses primarily due to lower pensions and benefit costs ($13 million).

Amortization of regulatory assets, net increased in 1997, primarily due to the completion of the cogeneration deferrals in 1996 and increased amortization in 1997 ($15 million) and higher amortizations as a result of the 1996 Rate Settlement effective in July 1996 ($9 million). These increases were partially offset by the completion of the amortization of phase-in costs for CL&P's share of Seabrook in 1996 ($7 million).

Federal and state income taxes decreased in 1997, primarily due to lower book taxable income.

Other income, net decreased in 1997, primarily due to proceeds from the sale of Seabrook 2 steam generator in 1996 and lower deferred returns on regulatory assets.

Interest charges increased in 1997, primarily due to higher interest on long-term debt and interest expense associated with the accounts receivable facility.





                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

1. CL&P has been sued in the U. S. Bankruptcy Court for the Southern District of Texas - Houston Division by Triple C Power, Inc., the successor of the now bankrupt Texas-Ohio Power, Inc. (TOP). This suit arises out of CL&P's administrative and judicial efforts to prevent TOP, a non-utility generator, from selling electricity to two of CL&P's retail customers in Manchester, Connecticut. CL&P currently has pending before the Connecticut Supreme Court an appeal of a DPUC decision which, among other things, concluded that TOP did not require specific legislative authorization to make retail sales of electricity. The plaintiff seeks $20 million in actual damages, plus attorneys fees and court costs, $40 million in exemplary damages, and a trebling of the actual damages, for a total of about $100 million. CL&P believes this action is without merit and intends to vigorously defend itself.

     For additional information on the related Connecticut court proceedings, see "Item 3 - Legal Proceedings" in CL&P's 1996 Form 10-K.

ITEM 5. OTHER INFORMATION

1.   The Citizens Awareness Network (CAN) filed a petition with the NRC under
Section 2.206 of the NRC's regulations in November 1996 requesting that the NRC suspend or revoke the operating licenses for Millstone 1, 2, and 3 and Connecticut Yankee Atomic Power Company's nuclear generating facility (CY). The petition also requested that the NRC take enforcement actions and make investigations based on numerous allegations. On September 12, 1997, the Director of Nuclear Reactor Regulation (Director) issued a partial decision granting certain aspects of the petition, denying other aspects and deferring other aspects of the petition pertaining to possible wrongdoing. The NRC responded to these requests by relying upon actions that have already been taken or actions that are currently under way. The NRC also denied petitioners' request that the Millstone restart decision be postponed until completion of pending investigations into alleged wrongdoings. However, the NRC decision indicated that the results of these investigations will be considered by the NRC Commissioners at the time of restart.

     On September 3, 1997, the Director issued a partial decision deferring in part and denying in part another Section 2.206 petition that had been filed by CAN and the Nuclear Information Resource Service seeking NRC enforcement action and placement of certain restrictions on decommissioning activities at CY. The decision deferred that aspect of the petition requesting that the NRC take enforcement action with respect to the radiological controls program at the plant. The petitioners' requests that CY be placed on the NRC's watch list and that a six-month moratorium be placed on decommissioning activities at CY were denied.

     For additional information relating to this matter, see "Item 3. Legal Proceedings," in CL&P's 1996 Form 10-K and "Item 5 - Other Information" in CL&P's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

2. A number of municipalities and cooperatives (Secondary Purchasers) have notified the sponsors of MY, including CL&P, WMECO and PSNH, that they consider their purchase and payment obligations under their purchase agreements to have been terminated as a result of the decision by the MYAPC Board of Directors (MY Board) to retire the facility. Accordingly, these Secondary Purchasers have informed the sponsors that they will be making no further payments under the contracts for the period following the MY Board's decision. Through such contracts, the sponsors agreed to deliver a portion of the capacity and electrical output from the facility until the year 2003 in exchange for payment by the Secondary Purchasers of a pro rata share of the plant's costs and expenses. NU's subsidiaries' estimated exposure under these contracts is approximately $15 million to $20 million over the remaining term of these agreements. The MY sponsors are reviewing their options on how to proceed against the Secondary Purchasers in this matter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number          Description


            10                Description of Certain Management
                              Compensation Arrangements (Exhibit 10.50,
                              File No. 333-30911)

            27                Financial Data Schedule

(b)   Reports on Form 8-K:

      1. CL&P filed a Form 8-K dated August 19, 1997 disclosing that Michael G. Morris has been appointed Chairman, President and Chief Executive Officer of NU.

      2.  CL&P filed a Form 8-K dated October 13, 1997 disclosing:

          . NU's earnings for the quarter ending September 30, 1997 and information on the Millstone nuclear units restart schedule.
          . The DPUC has been conducting a review of the rates of CL&P, including an analysis of the possibility of removing one or more of the Millstone nuclear units from CL&P's rate base.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    THE CONNECTICUT LIGHT AND POWER COMPANY

                                                      Registrant




Date:  November 12, 1997              By:  /s/ John H. Forsgren

                                               John H. Forsgren
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Director




Date:  November 12, 1997              By:  /s/ John J. Roman

                                               John J. Roman
                                               Vice President and Controller