Form 10-K
period 2001-12-31
CONNECTICUT LIGHT & POWER CO
filed 2002-05-08
CIK 23426

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549-1004

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 2001
                                           -----------------

                                     OR

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from ________ to ________

Commission       Registrant; State of Incorporation;     I.R.S. Employer
File Number         Address; and Telephone Number       Identification No.
-----------      -----------------------------------    ------------------

1-5324      NORTHEAST UTILITIES                              04-2147929
            -------------------
            (a Massachusetts voluntary association)
            174 Brush Hill Avenue
            West Springfield, Massachusetts 01090-2010
            Telephone:  (413) 785-5871

0-11419     THE CONNECTICUT LIGHT AND POWER COMPANY          06-0303850
            ---------------------------------------
            (a Connecticut corporation)
            107 Selden Street
            Berlin, Connecticut          06037-1616
            Telephone:  (860) 665-5000

1-6392      PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE          02-0181050
            ---------------------------------------
            (a New Hampshire corporation)
            1000 Elm Street
            Manchester, New Hampshire    03105-0330
            Telephone:  (603) 669-4000

0-7624      WESTERN MASSACHUSETTS ELECTRIC COMPANY           04-1961130
            --------------------------------------
            (a Massachusetts corporation)
            174 Brush Hill Avenue
            West Springfield, Massachusetts 01090-2010
            Telephone:  (413) 785-5871

333-74636   NORTHEAST GENERATION COMPANY                     06-1533879
            ----------------------------
            (a Connecticut corporation)
            107 Selden Street
            Berlin, Connecticut          06037-1616
            Telephone:  (860) 655-5154


Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of Each Exchange
  Registrant            Title of Each Class                  on Which Registered
  ----------            -------------------                ----------------------
Northeast Utilities     Common Shares, $5.00 par value     New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:


  Registrant                      Title of Each Class
  ----------                      -------------------
The Connecticut Light and     Preferred Stock, par value $50.00 per share, issuable in
  Power Company               series, of which the following series are outstanding:

                              $1.90  Series   of 1947       4.96% Series   of 1958
                              $2.00  Series   of 1947       4.50% Series   of 1963
                              $2.04  Series   of 1949       5.28% Series   of 1967
                              $2.20  Series   of 1949      $3.24  Series G of 1968
                               3.90% Series   of 1949       6.56% Series   of 1968
                              $2.06  Series E of 1954
                              $2.09  Series F of 1955
                               4.50% Series   of 1956




Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                      Yes  X             No
                          ---               ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Northeast Utilities' Common Shares, $5.00 Par Value, held by nonaffiliates, was $2,458,357,404 based on a closing sales price of $18.38 per share for the 133,751,763 common shares outstanding on February 28, 2002. Northeast Utilities holds all of the 7,584,884 shares, 388 shares, 509,696 shares, and 6 shares of the outstanding common stock of The Connecticut Light and Power Company, Public Service Company of New Hampshire, Western Massachusetts Electric Company, and Northeast Generation Company, respectively.

Documents Incorporated by Reference:

                                                       Part of Form 10-K
                                                      into Which Document
          Description                                   is Incorporated
          -----------                                 --------------------

Portions of Annual Reports of the following companies for the year ended December 31, 2001:

     Northeast Utilities                                   Part II
     The Connecticut Light and Power Company               Part II
     Public Service Company of New Hampshire               Part II
     Western Massachusetts Electric Company                Part II
     Northeast Generation Company                          Part II

Portions of the Northeast Utilities Proxy
Statement dated March 25, 2002                             Part III




                              GLOSSARY OF TERMS


     The following is a glossary of frequently used abbreviations or acronyms that are found in this report:


COMPANIES

Boulos.......................... E.S. Boulos Company
CL&P............................ The Connecticut Light and Power Company
CL&P LP......................... CL&P Capital LP
Con Edison...................... Consolidated Edison, Inc.
CRC............................. CL&P Receivables Corporation
CYAPC........................... Connecticut Yankee Atomic Power Company
DNCI............................ Dominion Nuclear Connecticut, Inc.
HWP............................. Holyoke Water Power Company
Mode 1.......................... Mode 1 Communications, Inc.
MYAPC........................... Maine Yankee Atomic Power Company
NAEC............................ North Atlantic Energy Corporation
NAESCO.......................... North Atlantic Energy Service Corporation
NEON............................ NEON Communications, Inc.
NGC............................. Northeast Generation Company
NGS............................. Northeast Generation Services Company
NMEM............................ Niagara Mohawk Energy Marketing, Inc.
NNECO........................... Northeast Nuclear Energy Company
NU or the company............... Northeast Utilities
NU system....................... Northeast Utilities System
NUEI............................ NU Enterprises, Inc.
NUSCO........................... Northeast Utilities Service Company
PSNH............................ Public Service Company of New Hampshire
RRR............................. The Rocky River Realty Company
Select Energy................... Select Energy, Inc.
SENY............................ Select Energy New York, Inc.
SEPPI........................... Select Energy Portland Pipeline, Inc.
SES or SESI..................... Select Energy Services, Inc.
VYNPC........................... Vermont Yankee Nuclear Power Corporation
WMECO........................... Western Massachusetts Electric Company
YAEC............................ Yankee Atomic Electric Company
Yankee.......................... Yankee Energy System, Inc.
Yankee Companies................ CYAPC, MYAPC, VYNPC, and YAEC
Yankee Gas...................... Yankee Gas Services Company

GENERATING UNITS

Millstone 1..................... Millstone Unit No. 1, a 660 megawatt nuclear unit completed in 1970; Millstone 1
                                 is currently in decommissioning status and
                                 was sold to DNCI in March 2001.
Millstone 2..................... Millstone Unit No. 2, an 870 megawatt nuclear electric generating unit completed in 1975; Millstone 2 was sold to DNCI in March 2001.
Millstone 3..................... Millstone Unit No. 3, a 1,154 megawatt nuclear electric generating unit completed in 1986; Millstone 3 was sold to DNCI in March 2001.
Seabrook........................ Seabrook Unit No. 1, a 1,148 MW nuclear electric generating unit completed in 1986.
                                 Seabrook 1 went into service in 1990.

REGULATORS

CDEP............................ Connecticut Department of
                                 Environmental Protection
DOE............................. United States Department of Energy
DPUC............................ Connecticut Department of
                                 Public Utility Control
DTE............................. Massachusetts Department of
                                 Telecommunications and Energy
EPA............................. United States Environmental Protection Agency
FERC............................ Federal Energy Regulatory Commission
NHPUC........................... New Hampshire Public Utilities Commission
NRC............................. Nuclear Regulatory Commission
SEC............................. Securities and Exchange Commission

OTHER

1935 Act........................ Public Utility Holding Company
                                 Act of 1935
BFA............................. Business Finance Authority
CAAA............................ Clean Air Act Amendments of 1990
District Court.................. United States District Court for the
                                 Southern District of New York
EITF............................ Emerging Issues Task Force
Energy Act...................... Energy Policy Act of 1992
EPS............................. Earnings Per Share
ESOP............................ Employee Stock Ownership Plan
ESPP............................ Employee Stock Purchase Plan
Exchange........................ New York Mercantile Exchange
FASB............................ Financial Accounting Standards Board
FPPAC........................... Fuel and Purchased-Power Adjustment Clause
Incentive Plan.................. Northeast Utilities Incentive Plan
ISO............................. Independent System Operator
ITC............................. Independent Transmission Company
kWh............................. Kilowatt-hour
Merger Agreement................ Agreement and Plan of Merger, as
                                 amended and restated as of January 11,
                                 2000, between NU and Con Edison
MIPs............................ Monthly Income Preferred Securities
MW.............................. Megawatts
NDFC............................ Nuclear Decommissioning Financing Committee
NEPOOL.......................... New England Power Pool
NUG&T........................... Northeast Utilities Generation and
                                 Transmission Agreement
O&M............................. Operation and Maintenance
PCRBs........................... Pollution Control Revenue Bonds
Pool............................ Northeast Utilities System Money Pool
RTO............................. Regional Transmission Organization
SERP............................ Supplemental Executive Retirement Plan
Settlement Agreement............ "Agreement to Settle PSNH Restructuring"
SFAS............................ Statement of Financial Accounting Standards
VSP............................. Voluntary Separation Program



                              NORTHEAST UTILITIES
                   THE CONNECTICUT LIGHT AND POWER COMPANY
                   PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                   WESTERN MASSACHUSETTS ELECTRIC COMPANY
                        NORTHEAST GENERATION COMPANY

                        2001 Form 10-K Annual Report
                              Table of Contents

                                   PART I
                                                                       Page


Item 1.   Business.............................................          1

     The Northeast Utilities System............................          1

     Safe Harbor Statement.....................................          2

     Mergers and Acquisitions..................................          3

          Consolidated Edison, Inc. Merger.....................          3
          Competitive Business Acquisitions....................          3

     Rates and Electric Industry Restructuring.................          4

          General..............................................          4
          Connecticut Rates and Restructuring..................          5
          Massachusetts Rates and Restructuring................          7
          New Hampshire Rates and Restructuring................          8

     Competitive System Businesses.............................          9

          Energy-Related Products and Services and
            Gas Investments....................................         10
          Electric Generation and Services.....................         13
          Energy Management Services...........................         14
          Gas Investments......................................         15
          Telecommunications...................................         15

     Financing Program.........................................         16

          2001 Financings......................................         16
          2002 Financing Requirements..........................         18
          2002 Financing Plans.................................         19
          Financing Limitations................................         19

     Construction and Capital Improvement Program..............         24

     Regulated Electric Operations.............................         25

          Distribution and Sales...............................         25
          Regional and System Coordination.....................         26
          Transmission Access and FERC Regulatory Changes......         27

     Regulated Gas Operations..................................         28

     Nuclear Generation........................................         29

          General..............................................         29
          Nuclear Plant Performance............................         31
          Nuclear Insurance....................................         31
          Nuclear Fuel.........................................         32
          Decommissioning......................................         33

     Other Regulatory and Environmental Matters................         37

          Environmental Regulation.............................         37
          Electric and Magnetic Fields.........................         39
          FERC Hydroelectric Project Licensing.................         40

     Employees.................................................         41

Item 2.   Properties...........................................         42

Item 3.   Legal Proceedings....................................         47

Item 4.   Submission of Matters to a Vote of Security Holders..         52


                                   PART II

Item 5.   Market for Registrants' Common Equity and Related
          Shareholder Matters..................................         53

Item 6.   Selected Financial Data..............................         54

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................         54

Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk..........................................         54

Item 8.   Financial Statements and Supplementary Data..........         55

Item 9.   Changes in Disagreements with Accountants on
          Accounting and Financial Disclosure..................         56


                                  PART III

Item 10.  Directors and Executive Officers of the Registrants..         58

Item 11.  Executive Compensation...............................         64

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management...........................................         74

Item 13.  Certain Relationships and Related Transactions.......         76


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K..................................         76


                             NORTHEAST UTILITIES
                   THE CONNECTICUT LIGHT AND POWER COMPANY
                   PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                   WESTERN MASSACHUSETTS ELECTRIC COMPANY
                        NORTHEAST GENERATION COMPANY

                                   PART I
ITEM 1.   BUSINESS

                       THE NORTHEAST UTILITIES SYSTEM

     Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the NU system). The NU system furnishes franchised retail electric service in Connecticut, New Hampshire and western Massachusetts through three of NU's wholly- owned subsidiaries (The Connecticut Light and Power Company [CL&P], Public Service Company of New Hampshire [PSNH] and Western Massachusetts Electric Company [WMECO]).

     The NU system also furnishes retail natural gas service in most of Connecticut through Yankee Gas Services Company (Yankee Gas), a subsidiary of Yankee Energy System, Inc. (Yankee), the largest natural gas distribution company in Connecticut. Yankee Gas serves approximately 191,000 residential, commercial and industrial customers in 69 cities and towns in Connecticut.

     NU, through its wholly owned subsidiary, NU Enterprises, Inc. (NUEI), owns a number of competitive energy and telecommunications related businesses, including Northeast Generation Company (NGC), Northeast Generation Services Company (NGS), Select Energy, Inc. (Select Energy), Select Energy Services, Inc. (SESI; formerly HEC Inc.) and Mode 1
Communications, Inc. (Mode 1). For information regarding the activities of these subsidiaries, see "Competitive System Businesses."

     North Atlantic Energy Corporation (NAEC) is a wholly owned special-purpose operating subsidiary of NU that owns a 35.98 percent interest in the Seabrook station nuclear unit (Seabrook) in Seabrook, New Hampshire, and sells its share of the capacity and output from Seabrook to PSNH under two life-of-unit, full-cost recovery contracts (Seabrook Power Contracts).

     Several wholly owned subsidiaries of NU provide support services for the NU system companies and, in some cases, for other New England utilities. Northeast Utilities Service Company (NUSCO) provides centralized accounting, administrative, information technology, engineering, financial, legal, operational, planning, purchasing, and other services to the NU system companies. North Atlantic Energy Service Corporation (NAESCO) has operational responsibility for Seabrook. Three other subsidiaries construct, acquire or lease some of the property and facilities used by the NU system companies.

     The NU system is regulated in virtually all aspects of its business by various federal and state agencies, including the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission (NRC) and various state and/or local regulatory authorities with jurisdiction over the industry and the service areas in which each company operates, including the Connecticut Department of Public Utility Control (DPUC), the New Hampshire Public Utilities Commission (NHPUC) and the Massachusetts Department of Telecommunications and Energy (DTE). In recent years, there has been significant legislative and regulatory activity changing the nature of regulation of the industry. For more information regarding these restructuring initiatives, see "Rates and Electric Industry Restructuring" and "Regulated Electric Operations."

             SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                        LITIGATION REFORM ACT OF 1995

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), NU and its reporting subsidiaries are hereby filing cautionary statements identifying important factors that could cause NU or its subsidiaries' actual results to differ materially from those projected in forward looking statements (as such term is defined in the Reform Act) made by or on behalf of NU or its subsidiaries in this combined Form 10-K, in any subsequent filings with the SEC, in presentations, in response to questions, or otherwise. Any statements that express or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events, or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward looking. Forward looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause NU or its subsidiaries' actual results to differ materially from those contained in forward looking statements of NU or its subsidiaries made by or on behalf of NU or its subsidiaries.

     Any forward looking statement speaks only as of the date on which such statement is made, and NU and its subsidiaries undertake no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements.

     Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward looking statements include prevailing governmental policies and regulatory actions, including those of the SEC, the NRC, the FERC, and state regulatory agencies, with respect to allowed rates of return, industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased-power costs, stranded costs, decommissioning costs, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).

     The business and profitability of NU and its subsidiaries are also influenced by economic and geographic factors including political and economic risks, changes in environmental and safety laws and policies, weather conditions (including natural disasters), population growth rates and demographic patterns, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation, changes in project costs, unanticipated changes in certain expenses and capital expenditures, capital market conditions, competition for new energy development opportunities, and legal and administrative proceedings (whether civil or criminal) and settlements.

     All such factors are difficult to predict, contain uncertainties which may materially affect actual results and are beyond the control of NU or its subsidiaries.

                          MERGERS AND ACQUISITIONS

                      CONSOLIDATED EDISON, INC. MERGER

     Pursuant to an October 13, 1999 Agreement and Plan of Merger, as restated and amended on January 11, 2000 (the "Merger Agreement"), Consolidated Edison, Inc. ("Con Edison") and NU agreed to a merger pursuant to which Con Edison and NU would become wholly owned subsidiaries of a new entity ("New Con Edison") and NU shareholders would receive cash and New Con Edison common stock in exchange for their NU shares. On March 5, 2001, Con Edison advised NU that it was unwilling to close the merger on the terms set forth in the Merger Agreement, and NU advised Con Edison that it would treat Con Edison's refusal to proceed with the transaction as a repudiation and breach of the Merger Agreement. Subsequently, NU and Con Edison each filed a lawsuit in the United States District Court for the Southern District of New York, alleging, among other things, breach of the Merger Agreement by the other. The companies' claims against each other are pending, and NU regards the proposed merger as effectively terminated. For further information on the litigation relating to the proposed merger, see "Item 3. Legal Proceedings."

                      COMPETITIVE BUSINESS ACQUISITIONS

     As of December 31, 2000, NGS acquired substantially all of the assets of E.S. Boulos Company, and its affiliates E.S. Boulos Electrical Co., Inc. and E.S.B., Inc. (collectively "Boulos"), construction and maintenance companies located in Westbrook, Maine, for approximately $10 million, subject to adjustment. Boulos, the largest electrical contractor in Maine, specializes in high voltage electrical construction and maintenance in Massachusetts, New Hampshire and Maine.

     On November 30, 2001, Select Energy completed the acquisition of Select Energy New York, Inc. (formerly Niagara Mohawk Energy Marketing, Inc., or
SENY), the competitive energy marketing and services subsidiary of Niagara Mohawk Holdings, Inc., for approximately $31.7 million. SENY, based in Syracuse, New York, is engaged in the wholesale and retail sales of natural gas and electricity in the Northeastern U.S. and Canada and is now a wholly-owned subsidiary of Select Energy.

                  RATES AND ELECTRIC INDUSTRY RESTRUCTURING

     GENERAL

     NU's electric utility subsidiaries, CL&P, WMECO and PSNH, have undergone fundamental changes in their business operations as a result of the restructuring of the electric industry in their respective jurisdictions. Most notably, CL&P and WMECO have divested their generation assets and will act solely as transmission and distribution companies in the future, while divestiture of PSNH's generation has been postponed until 2004. All customers are now able to choose their energy suppliers, with the electric utility companies furnishing "standard offer" or "transition" service to those customers who do not choose a competitive supplier. Critical to this restructuring is the companies' ability to recover their stranded costs. Stranded costs are expenditures incurred, or commitments for future expenditures made, on behalf of customers with the expectation such expenditures would continue to be recoverable in the future through rates.

     As discussed more fully below, CL&P and WMECO have recovered substantially all of their prudently incurred stranded costs. Under an April 2000 settlement agreement among NU, PSNH and the State of New Hampshire (Settlement Agreement), PSNH expects to recover all of its remaining stranded costs.

     Electric utility restructuring in Connecticut, New Hampshire and Massachusetts provides for a transition period of several years following the opening of each state's electric market to customer choice. During that interim period, the energy delivery companies, including CL&P, WMECO and PSNH, are responsible for arranging for the supply of power to customers who do not select alternative energy suppliers. Management recognizes that in other states electric companies have been negatively affected by the inability to recover supply costs on a timely basis. However, the Company believes that current statutes and regulatory policy in the three states in which NU subsidiaries operate electric delivery businesses will permit timely recovery.

     CL&P has signed fixed-price contracts with three suppliers who together will serve all of CL&P's standard offer requirements through 2003. One of these suppliers is the Company's competitive marketing affiliate, Select Energy, and the other two suppliers are unaffiliated with CL&P. CL&P is fully recovering all of the payments it is making to those suppliers and has financial guarantees from each supplier to shield CL&P from risk in the event any of the suppliers encounters financial difficulties. See "Connecticut Rates and Restructuring."

     WMECO signed supply agreements with unaffiliated suppliers for standard offer service in October 2001 for the 2002 calendar year. The DTE approved the contracts and approved new rates which allow WMECO to recover fully its standard offer supply costs. In addition, in Massachusetts there is a second type of WMECO-supplied service called default service. WMECO has signed supply agreements with unaffiliated suppliers for default service through June 2002. The DTE approved the contracts and the rules which allow WMECO to recover fully its default service supply costs.

     Retail competition for all PSNH customers began on May 1, 2001. PSNH provides transition service energy to its retail customers from its owned generating plant and from purchase power obligations. See "New Hampshire Rates and Restructuring."

                     CONNECTICUT RATES AND RESTRUCTURING

     Since retail competition began in Connecticut in 2000, an extremely small number of CL&P customers have opted to choose their retail supplier.
As of December 31, 2001, only 2,400-virtually all of them residential-of more than 1.2 million CL&P customers were not procuring their electricity through CL&P's standard offer. Through December 2003, 50 percent of CL&P's standard offer supply requirements will be purchased from Select Energy, 45 percent from NRG Energy, and 5 percent from Duke Power Marketing. On November 18, 2001, at the request of NRG Energy, CL&P filed a request with the DPUC to raise the standard offer rate from an average of $0.0495 per kilowatt-hour to $0.0595 per kilowatt-hour, which would help promote competition in advance of the January 1, 2004 termination of the standard offer period. On December 5, 2001, the DPUC rejected CL&P's request, but subsequently opened two new dockets to examine the provision of default service beginning on January 1, 2004 and the viability of the standard offer supply contracts. In the first docket, on December 8, 2001 the DPUC conducted a joint hearing with the Connecticut Office of Consumer Counsel (OCC) to consider issues related to default service commencing on January 1, 2004. A decision in that docket was issued on February 15, 2002 that discussed four options for providing default service, the lack of retail competition and means of spurring competition.
In the second docket, the DPUC commenced hearings on February 19, 2002 to consider issues related to the viability of the standard offer supply contracts. A decision in that docket is pending.

     In November 2000, the DPUC authorized CL&P to securitize approved eligible stranded costs through the issuance of up to $1.55 billion of rate reduction certificates (RRCs). In December 2000, the OCC appealed the DPUC's decision to the Connecticut Superior Court. On March 2, 2001, CL&P and the OCC entered into a settlement agreement that resolved all issues raised in the OCC's appeal. The DPUC approved the settlement on March 12, 2001 and the OCC withdrew its appeal. Approximately $1.44 billion of the RRCs were issued at the end of the first quarter of 2001. Included in the securitized amounts were $1.026 billion in buy down and buy out payments for contracts with 15 independent power producers (IPPs) and one wholesale contract. See "Financing Program - 2001 Financings."

     On March 31, 2001, CL&P, WMECO, PSNH and other selling joint owners closed on the sale of Millstone 1, Millstone 2 and 94 percent of Millstone 3 to Dominion Nuclear Connecticut, Inc. (DNCI), an affiliate of Dominion Resources, Inc. (Dominion), for $1.3 billion. See "Nuclear Generation."

     On September 27, 2001, CL&P filed its application with the DPUC for approval of the disposition of the proceeds from the sale of the Millstone units to DNCI. This application described and requested DPUC approval for CL&P's treatment of its share of the proceeds from the sale, including CL&P's retention of approximately $75 million of capital additions at Millstone during the approximately four years prior to sale. A decision from the DPUC is expected in the first half of 2002.

     On December 3, 2001, JP Morgan, on behalf of the DPUC and the NHPUC, announced the commencement of an auction that will lead to the sale of the Seabrook nuclear plant. Under Connecticut and New Hampshire restructuring laws, each utility commission is charged with the responsibility for conducting the auctions. Eighty-eight percent of the plant is being offered for sale in the auction, including 100 percent of CL&P's and NAEC's shares in Unit 1 and Unit 2. It is expected that a winning bidder will be selected in the first half of 2002. Management expects that the sale of CL&P's and NAEC's interests in Seabrook will occur by the end of 2002. The Vermont Yankee nuclear unit is also being sold; see "Nuclear Generation - General" for information on that sale.

     CL&P was unable to negotiate buy down or buy out arrangements with 15 IPPs that produce approximately 345 MW. CL&P is selling the output from the projects into the market and will, pursuant to DPUC authority, continue to collect the difference between the contract prices and the market revenues as stranded costs. These stranded costs cannot be securitized.

     On December 1, 2000, the Attorney General of the State of Connecticut
(AG) and the OCC each filed a petition requesting that the DPUC initiate a proceeding to consider whether an interim decrease in the rates charged by CL&P is required. The applicable statute requires the DPUC to commence a special public hearing on the need for an interim rate decrease when, among other reasons, a public service company has for six consecutive months earned a return on equity (ROE) that exceeds the return authorized by the DPUC by at least one percentage point. The AG and the OCC petitions were filed after CL&P reported ROEs of 13.12 percent for the second quarter of 2000 and 14.17 percent for the third quarter of 2001.

     In June 2001, the DPUC concluded its investigation on potential overearnings by CL&P and ordered a $21.1 million reduction in CL&P's electric transmission and distribution rates and an equal increase in CL&P's generation services charge. The DPUC also implemented an earnings sharing mechanism under which earnings in excess of a 10.3 percent ROE will be shared equally by shareholders and ratepayers. On September 28, 2001, the DPUC ordered a $21.3 million annual reduction in CL&P's System Benefits Charge as a result of a sharp reduction in decommissioning collections and an equal increase in the competitive transition assessment, effective March 1, 2002. Also, on July 26, 2001, the DPUC authorized CL&P to assess a charge of approximately $0.002 per kilowatt-hour through December 2003 to collect approximately $98.5 million of deferred fuel costs. The net result of the decisions noted above will be to reduce CL&P's pretax earnings by $21.1 million beginning June 20, 2001, accelerate CL&P's recovery of stranded costs in 2002 and 2003.

     On December 18, 2001, the AG filed a new petition seeking an investigation into CL&P's potential overearnings. On February 6, 2002, the DPUC rejected the petition.

     On July 24, 2001, Yankee Gas filed an application to increase customers' rates by approximately $29.2 million, or an average of 7.64 percent. Yankee Gas requested the increase to fund system reliability projects and a proposed expansion of its distribution system. On January 30, 2002, the DPUC issued a final decision in the case, ordering a $4.0 million reduction in Yankee Gas rates, effective March 1, 2002. The DPUC authorized an 11 percent return on equity for Yankee Gas and a sharing formula for earnings above that level from 2002 through 2005. The DPUC also approved an infrastructure recovery mechanism which will allow Yankee Gas the opportunity to recover the carrying costs of its planned distribution system expansion on an annual basis. The OCC and the AG have requested a reconsideration of the DPUC decision. On March 5, 2002, the DPUC issued a draft decision reopening the docket to review the bill credit calculation that is required to implement the rate reduction and to clarify the rate treatment for system expansion projects that fail to meet the profitability standards established by the DPUC. It is now expected that the rate decrease will become effective on April 1, 2002. On March 14, 2002, the OCC appealed the January 30, 2002 decision.

     MASSACHUSETTS RATES AND RESTRUCTURING

     Massachusetts enacted comprehensive electric utility industry restructuring in November 1997. That legislation required each electric company to submit a restructuring plan and to reduce its rates by 15 percent adjusted for inflation by September 1999. The 15 percent rate reduction is a rate cap for standard offer service customers that extends until February 2005, the end of the restructuring transition period. WMECO filed, and in 1999 the DTE approved, WMECO's restructuring plan. The plan allows WMECO's customers to choose their energy suppliers and allows WMECO to recover generation-related stranded costs. Two parties have appealed the DTE's decision on WMECO's restructuring plan to the Massachusetts Supreme Judicial Court. One appeal has been dismissed without prejudice by the Supreme Judicial Court because the appellant has failed to prosecute the appeal. There has been no significant action in the other appeal since it was filed in December 1999.

     In addition, the DTE-approved plan requires WMECO to procure competitively priced standard offer service and default service. These services provide power to customers that decline to purchase energy from a competitive supplier. For 2001, standard offer service was procured at a composite rate of 7.383 cents per kilowatt-hour (kWh), including congestion costs. Default service was procured for 2001 at a somewhat higher rate. WMECO signed a new one-year standard offer supply agreement with unaffiliated suppliers in October 2001 for the 2002 calendar year at a rate of $0.04829 cents per kilowatt-hour. The DTE approved the contracts and approved new rates which allow WMECO to fully recover its standard offer supply costs.

     On December 29, 2001, the DTE approved a 14 percent reduction in WMECO's overall bills, primarily reflecting a reduction in WMECO's standard offer supply costs from 2001 to 2002 to $0.04829 per kilowatt-hour. Additionally, supply costs for the approximately 30 percent of WMECO customers taking default service declined to an average rate of $0.0757 per kilowatt-hour in the first half of 2002 from $0.0853 in the second half of 2001. The significant reduction in supply costs in 2002 will result in a material reduction in WMECO revenue and purchased power costs in 2002, but should not have a meaningful impact on financial performance since electric supply costs are passed through to customers.

     On February 7, 2001, the DTE approved the securitization of $155 million of stranded costs and issued the required financing order. In March 2001, WMECO received the approvals of two Massachusetts state agencies directed by statute to oversee the bond issuance. The stranded costs to be securitized include the unrecovered plant balances of Millstone 2 and 3 and the buydown and buyout payments of two IPP contracts. On May 17, 2001, WMECO Funding LLC (WMECO Funding), a subsidiary of WMECO, sold $155 million of notes to Massachusetts RRB Special Purpose Trust WMECO-1, a special purpose trust.
The trust in turn sold, through underwriters, $155 million of rate reduction certificates to the public. The notes were issued in a single class. WMECO Funding applied the proceeds from the sale of the notes to the purchase of certain transition property from WMECO. The certificates were issued in a single class with a maturity and other terms identical to the notes. See "Financing Program - 2001 Financings."

     WMECO is in the process of finalizing its 2001 annual transition cost reconciliation which is expected to be filed with the DTE on or about March 29, 2002. This filing reconciles the recovery of stranded generation costs for calendar year 2001. Also included in this filing will be the sales proceeds from WMECO's portion of Millstone, the impact of securitization and an approximate $13 million benefit to ratepayers from WMECO's nuclear performance-based ratemaking process. The inclusion of these items as part of the reconciliation filing allows WMECO to accelerate the recovery of total stranded generation assets. Management anticipates a formal hearing in 2002 regarding this filing after a period of discovery by the DTE and other intervenors.

     NEW HAMPSHIRE RATES AND RESTRUCTURING

     On May 1, 2001, PSNH became the last of NU's three electric operating subsidiaries to implement industry restructuring. On that date, the Settlement Agreement was implemented and all of PSNH's approximately 440,000 retail electric customers were allowed to begin choosing their electric suppliers. They also received an overall reduction of more than 10 percent in their bills, in addition to the five percent reduction they received on October 1, 2000. The implementation of restructuring followed a ruling by the New Hampshire Supreme Court in January 2001 upholding the NHPUC's final restructuring order and the sale of $525 million of PSNH rate reduction bonds on April 25, 2001. In June 2001, the U.S. Supreme Court refused to hear an appeal of the New Hampshire Supreme Court's decision.

     The stranded cost recovery charge (SCRC) varies by customer class.
Under the terms of the Settlement Agreement, the SCRC cannot exceed an average rate of 3.4 cents per kilowatt-hour. This charge recovers principal and interest on rate reduction bonds, nuclear decommissioning costs, mandated payments to small power producers and so-called Part 3 stranded costs. PSNH had approximately $432.5 million of Part 3 stranded costs as of December 31, 2001, down from $464.8 million when competition began on May 1, 2001. Part 3 stranded costs consist primarily of costs deferred under PSNH's fuel and purchased power adjustment clause (FPPAC), deferred independent power producer (IPP) costs, acquisition premium, future contract obligations to the four regional Yankee nuclear companies, and a portion of the over-market value of Millstone 3.

     On May 22, 2001, the state's 1996 and 2000 electric industry restructuring laws were modified to forbid PSNH from selling its fossil and hydro plants until at least 33 months after restructuring takes effect, or February 1, 2004. The revisions also fixed the charges retail customers will pay PSNH for electric energy supply, or transition service. If PSNH's costs to serve its load are not fully collected through rates, costs will be deferred and recovered, subject to NHPUC prudence review, as Part 3 stranded costs.

     PSNH and NAEC have entered into two contracts under which PSNH is obligated to purchase NAEC's 35.98 percent ownership of the capacity and output of Seabrook (Seabrook Power Contracts). The 2001 amended restructuring bill requires the NHPUC to complete the sale of NAEC's share of Seabrook in an expeditious manner. The sale is expected to be consummated in late 2002. NAEC's proceeds will be used to repay all $90 million of NAEC's outstanding debt and return all of NAEC's equity, which totaled $35 million as of December 31, 2001, to NU. The sale of NAEC's share of Seabrook will terminate the Seabrook Power Contracts, and any net proceeds from the sale will be used to reduce PSNH's stranded costs. See "Connecticut Rates and Restructuring" for information on the sale of Seabrook.

     On April 19, 2000, when the NHPUC approved the Settlement Agreement, it found the FPPAC treatment proposed in the settlement to be reasonable with recovery of the outstanding FPPAC deferral to be allowed through Part 3 stranded costs. On July 27, 2001, PSNH filed testimony and exhibits substantiating its claim to recover all of its FPPAC costs (approximately $209 million) from August 2, 1999 through April 30, 2001 when the FPPAC was terminated pursuant to the Settlement Agreement. The extension of the Seabrook refueling outage and the repairs being made to Newington Station contributed to an increase in the FPPAC underrecovery. Hearings at the NHPUC have not been scheduled but are expected to be held during the spring of 2002. PSNH believes it will fully recover these costs.

     On May 31, 2000, the New Hampshire Legislature passed Senate Bill 472 which permits the issuance of up to $130 million in rate reduction bonds to finance the buy down or buy out of certain rate orders with six wood-fired small power producers and one waste-to-energy plant. Renegotiation of these NHPUC rate orders would permit PSNH to retain up to 20 percent of the savings generated. House Bill 489, signed into law on May 22, 2001, provides that PSNH will be entitled to retain a fixed 20 percent of any savings obtained from renegotiated power purchase obligations. The bill became effective upon the Governor's signature on May 22, 2001.

     On April 19, 2001, PSNH made filings with the NHPUC concerning agreements that would reduce the costs of purchases from three of the six wood-fired plants. The NHPUC approved two of the proffered agreements and PSNH subsequently closed those transactions. One of the transactions was financed through the issuance of $50 million in additional rate reduction bonds on January 30, 2002. The third restructured arrangement will not go forward as currently structured and PSNH has requested that the related NHPUC docket be closed.

                        COMPETITIVE SYSTEM BUSINESSES

     NU is engaged in a variety of competitive businesses. They are grouped essentially into two separate and distinct business activities: the competitive energy business and the telecommunications business. Select Energy is the lead competitive energy business within NU. Select Energy is an integrated energy business that buys, sells, markets and trades electricity, gas and oil and energy-related products and services. Under the umbrella of the Select Energy brand, Select Energy, collectively with its affiliated competitive energy businesses, provides a wide range of energy products and energy services. These affiliated competitive energy companies include SESI, NGC, HWP, NGS, SENY and Select Energy Portland Pipeline, Inc. (SEPPI) and their subsidiaries. With the exception of SESI, the competitive businesses operate primarily in the Northeast region of the United States.
Collectively, the competitive businesses generated over $3 billion in revenue during 2001.

     NGC is the competitive generating subsidiary of NU and a major provider of pumped storage and conventional hydroelectric power in the northeastern United States. NGC owns and operates a portfolio of approximately 1,289 megawatts of generating assets in New England. The generation facilities owned by NGC were acquired at auction from CL&P and WMECO. NGC's portfolio consists of seven hydro facilities along the Housatonic River System (123
MW), the three facilities comprising the Eastern Connecticut System, including one gas turbine (27 MW), all located in Connecticut, and the Northfield Mountain pumped storage station (1,080 MW) and the Cabot and Turners Fall No. 1 hydroelectric stations (59 MW) located in Massachusetts. NGC sells all its generation output to Select Energy, which in turn markets it to customers. Select Energy's payments to NGC are guaranteed by NU.

     NU's vision is to continue to strengthen its position as one of the major energy providers in the northeastern United States. The deregulated energy business is a core focus of NU. NGC performs functions that are critical to NU's strategy on both the wholesale and retail levels by providing access to electric generation within the NU system and thus limiting the exposure of Select Energy to the risk of energy price fluctuations.

          ENERGY-RELATED PRODUCTS AND SERVICES AND GAS INVESTMENTS

     Select Energy sells multiple energy products including electricity, natural gas and oil to wholesale and retail customers in the northeastern United States. Select Energy procures and delivers energy and capacity required to serve its electric, gas and oil customers. Select Energy is the largest wholesale and retail electric energy marketer in New England as measured by MW load. In order to support and complement its growing wholesale and retail business, Select Energy contracted in December of 1999 with NGC to purchase and market all of NGC's 1,289 MWs for a 6-year period. In addition, during 2001 Select Energy purchased approximately 190 MW of coal and hydroelectric generating output from its affiliate, Holyoke Water Power Company (HWP), and more than 3,500 MW of electrical supply from various New England generating facilities on a long-term basis. Select Energy also utilizes generation failure insurance, options and energy futures to hedge its supply requirements. Moreover, Select Energy markets natural gas and develops and markets energy-related products and services. It offers energy management consulting and construction services through its affiliate, SESI, discussed more fully below. Select Energy and its integrated competitive energy business affiliates had aggregate revenues of approximately $3 billion in 2001 as compared to approximately $1.9 billion in 2000 and contributed $5 million to consolidated earnings before extraordinary items in 2001, as compared to earnings of approximately $13.6 million in 2000.

     Select Energy is licensed to provide retail electric supply in Connecticut, Delaware, Maryland, New Jersey, Maine, Pennsylvania, Virginia, New York, Massachusetts, Rhode Island, and New Hampshire. Within these states, Select Energy is currently registered with approximately 36 electric distribution companies and 55 gas distribution companies to provide retail services.

     Select Energy's goal is to be the regional leader in providing electric service to those Northeast markets opened to retail competition. In 2001, Select Energy supplied more than 5,000 MWs of standard offer and default service load, making it the largest provider of standard offer service in the Northeast. Revenues from these services comprise in the aggregate approximately 93 percent of Select Energy's 2001 revenues.

     Select Energy's retail business has contracted with approximately 14,000 electric, gas and energy-related products and service customers within the Northeastern region, most of which are medium and large industrial, commercial and governmental customers.

     On January 1, 2000, Select Energy began serving one half of CL&P's standard offer load for a four-year period at fixed prices. This equates to approximately 2,000 MW annually for each of the four contract years. Approximately 22 percent of Select Energy's 2001 competitive energy revenues came from CL&P's supply contract. Select Energy has entered into purchase contracts with other energy providers to supply or hedge essentially all of the standard offer requirement, including its contracts with NGC, the purchase of 850 MW of output from the Millstone and Seabrook nuclear units through 2001 and other resources in the energy marketplace. The nuclear contracts that expired in 2001 have been replaced with other energy supply contracts that place Select Energy in a stronger position since they are not tied to specific generation units. Select Energy's profits from its wholesale electric sales in 2001 were reduced due to CL&P's supply contract.

     During 2000 and 2001, the energy markets were very volatile. This period was marked by extremely high energy prices beginning by the end of the first quarter of 2001 and continuing into the latter part of the year. To reduce risk, Select Energy has already procured almost 100 percent of the projected on-peak and the vast majority of the off-peak electricity requirements to serve the CL&P standard offer service load. In addition, management continues to work with state regulators to increase CL&P's standard offer service price to make it more competitive with alternative energy suppliers. If such relief is not granted, this contract may adversely affect Select Energy's earnings in 2002 and 2003. See "Rates and Electric Industry Restructuring - Connecticut Rates and Restructuring."

     Select Energy has also entered into contracts with various retail customers to provide energy services at fixed rates. Under these retail contracts, Select Energy has the option to have the host utility provide energy services and is obligated to compensate the customer as defined in the contracts for differences (CFD Payments) to the extent the host utility's rates exceed the contracted rates. For the 12 months ended December 31, 2001, the CFD Payment obligations for 2001 totaled approximately $30 million. As the energy market prices decreased from the end of the first quarter of 2001 through the end of 2001, Select Energy re-established and re-enrolled many of the CFD customers, as provided for under the contracts, and secured the associated supply at reasonable prices, thereby mitigating the effects of many of the future CFD Payments. Policies and procedures have been established to manage these exposures, including the use of risk management instruments.

     In addition, beginning in January 2000, Select Energy assumed responsibility for serving approximately 500 MW of fixed price market-based wholesale contracts throughout New England with electric energy supply that was previously provided by CL&P and WMECO.

     In addition to the CFD contracts, as of December 31, 2001, Select Energy had contracts with high volume retail electric customers in states throughout the Northeast with primarily one-year terms. These contracts represent approximately 325 MW of load at about 9,000 service locations and include predominantly commercial, institutional, industrial and governmental accounts. This retail load establishes Select Energy among the largest competitive retail suppliers in New England as measured by MW load. No single retail customer accounts for more than ten percent of Select Energy's expected retail revenues.

     The energy marketing business is intensely competitive. There are many large energy companies bidding for business in the increasingly restructured New England market. In 2000 and early 2001, the sharp increases in the cost of power supply caused by the extreme increases in oil and gas fuel costs, among other things, during the early part of the year provided significant challenges for Select Energy. However, as energy prices began to decrease at the end of the first quarter of 2001, Select Energy was presented with some offsetting opportunities. In 2001, Select Energy increased its revenue by about 55 percent over the 2000 revenue level, reporting $2.8 billion in 2001 as compared with $1.8 billion in 2000 due to the renewal of existing contracts and the addition of new customers.

     Disputes with respect to interpretation and implementation of the New England Power Pool (NEPOOL) market rules have arisen with respect to various competitive product markets. In certain cases, Select Energy and the NU operating companies stand to gain if such disputes can be favorably resolved. In other cases, Select Energy and the NU operating companies could incur additional costs as a result of resolution of the disputes. These disputes are in various stages of resolution through regulatory and judicial review. It is too early to ascertain the level of potential gain or loss that may result upon resolution of these issues. For further information on these disputes, see "Item 3. Legal Proceedings."

     During 2001, Select Energy's competitive natural gas business (wholesale and retail) produced revenues of approximately $200 million, a decrease from 2000 revenues of approximately $221 million. This decrease was due to changes in gas prices and decreased volume. As of December 31, 2001, Select Energy had contracts with approximately 5,300 retail gas customers, primarily located in Connecticut, Massachusetts and Pennsylvania. These contracts generally have one-year terms and include primarily commercial, institutional, industrial and governmental accounts. No single retail gas customer accounts for more than five percent of Select Energy's expected retail gas revenues. In 2001, Select Energy's retail gas revenues were approximately $152 million representing approximately a 124 percent increase compared to 2000.

     During 2001, Select Energy increased its energy commodity trading abilities. In order to better serve and supply the Northeast energy markets, Select Energy expanded its business lines to include wholesale, retail, energy products and services and trading. Additional experienced energy traders were added and a reorganization of reporting, policy and procedure development and oversight was implemented. While trading of energy commodities entails significant risk, it is an essential and integral part of being a major energy provider. The trading segment of the business can buy, sell, hold or trade any energy futures, options, third party or counter-party positions for energy commodities. The energy trading business also includes entering into associated risk management products, including derivatives, as part of managing the exposure and risk of energy commodity trading.

     NU provides credit assurance in the form of guarantees and letters of credit for the financial performance obligations of certain of its competitive energy subsidiaries, including Select Energy. NU currently has authorization from the SEC to provide up to $500 million of guarantees, and has applied for authority to increase this amount to $750 million. As of December 31, 2001, NU had provided approximately $268.2 million of such guarantees and $45 million of letters of credit. In addition, NU's "aggregate investment" in Select Energy and its other energy service companies (but not including NGC, HWP or SESI) (which is inclusive of most such credit assurances) is limited by SEC rule to 15 percent of NU's most recent quarterly consolidated capitalization. In light of the increasing size of the energy marketing and trading businesses, NU has applied for authority to exempt Select Energy and SENY from this limitation.

     ELECTRIC GENERATION AND SERVICES

       NGC, NU's competitive business affiliate formed in 1999 to acquire generation facilities, currently sells all of its energy and capacity to its affiliate, Select Energy. Select Energy's performance under its contract with NGC is guaranteed by NU. In March 2000, NGC acquired 1,289 MW of hydroelectric and pumped storage generating assets in Connecticut and Massachusetts from CL&P and WMECO.

     NGC's contract with Select Energy extends through December 2005. About 85 percent of NGC's revenues from this contract (including all of the revenues from Northfield Mountain) are in the form of predetermined, fixed monthly payments based on the capacity of specified facilities. The remaining 15 percent of the revenues are in the form of monthly payments at predetermined rates per unit of actual energy output. NGC currently derives approximately 80 percent to 85 percent of its revenues from Northfield Mountain.

     NGC plans to renew the agreement with Select Energy after 2005. If NGC's agreement with Select Energy were to terminate, however, NGC's plan would be to aggressively market its power at times of peak usage and maximize revenues from the quick-start and reserve capabilities of its pumped storage facilities. NGC plans to pursue growth opportunities in the northeastern United States through acquisition of existing power plants and the development of new plants; however, its ability to do so is limited by capital and regulatory constraints.

     HWP is another part of the competitive energy businesses. Select Energy buys and manages the entire generation output from HWP. This generation consisted of about 190 MW until December 13, 2001, when HWP sold 43.6 MW of its hydroelectric generation and its retail electric distribution business to the City of Holyoke's Gas and Electric Department for approximately $17.5 million. HWP is selling all of its capacity and output to Select Energy through December 2002, with annual or longer contract renewals available thereafter.

     NGS was formed in 1999 to provide a full range of integrated energy-related services to owners of generation facilities and the industrial market in the Northeast. NGS designs, builds, manages, operates, maintains and supports electric power generating equipment, facilities and associated transmission and distribution equipment and provides turnkey management and operation services to owners of electric generation facilities. NGC and HWP have contracted with NGS to operate and maintain all of their generating plants.

     Through its wholly-owned subsidiary, Boulos, NGS provides electrical construction and contracting services. These services focus on high and medium voltage installations and upgrades and substation and switchyard construction.

     NGS's industrial services include maintenance, permitting, environmental and specialized electrical testing services. NGS also provides consulting services to these customers, including engineering and design, construction management, asset development, due diligence reviews and environmental regulatory compliance and permitting services.

     During 2001, NGS's revenues were approximately $112 million and are forecast to grow by approximately 10 percent in 2002. This anticipated growth is expected to be driven by NGS's increased geographical scope, an acquisition and additional contracts with both new and repeat customers.

     ENERGY MANAGEMENT SERVICES

     As part of the Select Energy portfolio of products and services, SESI markets energy efficiency and design solutions to customers. In general, SESI contracts to reduce its customers' energy costs, improve the efficiency and reliability of their energy-consuming equipment, and conserve energy and other resources. SESI's engineering, construction management and financing assistance services have been directed primarily to governmental and institutional markets and utilities in the eastern United States. SESI's subsidiary, Select Energy Contracting, Inc. (SECI), provides service contracts and mechanical and electrical contracting, primarily directed to energy systems in commercial markets.

     In competitive procurements by the U.S. Departments of Defense and Energy and the General Services Administration, SESI has been selected as an "Energy Saving Performance Contractor" (ESPC) for all fifty states and overseas facilities. During 2000 and 2001, SESI became one of the major providers of design, construction, financing and long-term operation and maintenance of energy-efficient and environmentally clean systems to replace older infrastructure. SESI has recently installed the largest fuel cell-based energy plant in the United States (at a state school in Connecticut) and is building the new stand-alone energy plant at Bradley International Airport in Connecticut. These plants provide electricity, heat and cooling. SESI is under contract to operate and maintain the plants for at least 20 years. In 2001, federal ESPC work constituted ten percent of SESI's revenues, which were approximately $102 million (an increase of 22 percent over 2000).

     GAS INVESTMENTS

     SEPPI was formed in March 1999 to hold a five percent partnership interest in the Portland Natural Gas Transmission System (PNGTS). Effective June 28, 2001, SEPPI sold its five percent interest to three of the current partners of PNGTS for aggregate consideration of $3.27 million.

     TELECOMMUNICATIONS

     Mode 1 was established in 1996 to participate in a wide range of telecommunications activities both within and outside New England. Mode 1 is a licensed competitive local exchange carrier authorized to provide local phone service within the state of Connecticut. Mode 1 provides telecommunication network services at the retail and wholesale levels, primarily dark fiber. It has built high speed fiberoptic connectivity to secondary and tertiary markets within cities such as Hartford and serves the City of Hartford's schools and libraries with an optical network.

     NU has invested approximately $21 million in Mode 1 since it was established, which investment was principally used to fund Mode 1's investment in NEON Communications, Inc., a wholesale telecommunication infrastructure provider of dark and light fiber-optic services along the Atlantic seaboard (NEON). Mode 1 is the largest equity investor in NEON and currently owns approximately 19.3 percent of the common shares of NEON.

     On June 15, 2001, NEON and Mode 1 entered into a purchase agreement pursuant to which Mode 1 purchased from NEON an 18 percent subordinated convertible note due 2008 in the principal amount of $15 million (Note). Mode 1 may convert the Note at any time into common stock of NEON at a conversion price of $6 per share, or 2.5 million shares, subject to certain anti-dilution provisions. The interest payments under the Note may be paid in cash, shares of common stock or additional 18 percent subordinated convertible notes, at the option of NEON. To date, NEON has failed to make any scheduled interest payments on the Note. NEON has announced that as a result of its evaluation of strategic alternatives, discussions concerning a restructuring of its outstanding debt are underway.

     NEON is constructing a fiber optic communications network through New England, New York, Philadelphia and Washington, D.C., utilizing a portion of the NU system companies' transmission and distribution facilities. An officer and trustee of NU and an officer of NUSCO are members of the Board of Directors of NEON. In addition, NU is a party to an agreement with Central Maine Power Company (CMP), an owner of approximately 19.2 percent of NEON's common shares, fully diluted, wherein NU and CMP each agree that, as long as NU owns at least 10 percent of the outstanding common stock of NEON, fully diluted, and the cumulative holdings of NU and CMP are at least 33 1/3 percent, fully diluted, neither NU nor CMP will take action without the other which will allow NEON to merge, consolidate, liquidate or sell, lease or transfer substantially all of its assets or commence or acquiesce to any action or proceeding under any bankruptcy laws.

     In September 2000, Consolidated Edison Communications, Inc. (CECI), a subsidiary of Con Edison, and another, unaffiliated company, Exelon Ventures (Exelon), acquired 10.75 and 9.25 percent, respectively, of NEON's common shares in exchange for contributions to NEON by each company of telecommunications assets in kind and cash. Mode 1 is party to two reciprocal agreements which commit it to vote for CMP's, CECI's and Exelon's nominees for director of NEON and such companies agree to support Mode 1's nominees. Under these arrangements, Mode 1 can presently designate two directors and CMP, CECI and Exelon can designate two, one and one director(s), respectively.

                              FINANCING PROGRAM

     2001 FINANCINGS

     On February 28, 2001, NU issued $263 million of floating rate senior notes, which replaced a $263 million term-loan credit facility which was used to finance the Yankee acquisition. The senior notes bear an effective interest cost of 3.48 percent at December 31, 2001 and mature in February 2003.

     On March 30, 2001, CL&P completed the sale of $1.44 billion of RRCs under a November 2000 DPUC ruling approving the securitization of up to $1.55 billion of CL&P's stranded costs (including costs associated with generation assets, purchase power agreement buy outs/buy downs and nuclear generation assets). The average cost of the RRCs, which were issued in several series that vary in maturity from approximately two to ten years, is 5.95 percent. Proceeds from this issue were used to buy out and buy down purchase power agreements, retire debt and cover transaction costs.

     On April 25, 2001, PSNH completed the sale of $525 million of rate reduction bonds (RRBs), subsequent to a NHPUC ruling approving the securitization of up to $670 million of PSNH's stranded costs. The average cost of the bonds, which were issued in several series that vary in maturity from approximately two to twelve years, is 5.9 percent. Proceeds from this issue were used to buy down the Seabrook Power Contracts, retire preferred stock, return capital to NU and cover fees and interest and other reserves.

     On May 17, 2001, WMECO completed the sale of $155 million of RRCs, subsequent to a DTE ruling approving the securitization of up to $155 million of WMECO's stranded costs. The cost of the RRCs, which are expected to mature in twelve years, is 6.53 percent. The proceeds from this issue were primarily used to reduce WMECO's capitalization and to buy down and buy out two purchase power contracts.

     All RRBs and RRCs are payable solely from collections from customers of PSNH, CL&P and WMECO, respectively, and are non-recourse to the companies.

     On July 11, 2001, CL&P renewed its accounts receivable securitization credit line and extended its termination date to July 10, 2002. In addition, the credit line capacity was reduced from $200 million to $100 million to better reflect CL&P's short-term borrowing requirements.

     On October 10, 2001, CL&P entered into a replacement standby bond purchase agreement supporting the Series 1996A pollution control bonds. The $62.9 million, 364-day agreement replaces a similar agreement and expires on October 22, 2002. The original transaction was approved by the DPUC in 1997.

     On October 18, 2001, NGC sold $440 million of senior secured bonds and used the proceeds primarily to repay $346.5 million of bank debt and to return $75 million of equity to NU. The bonds were issued in two series:
$120 million of Series A amortizing bonds with an average life of 2.4 years, a coupon of 4.998 percent and a final maturity of October 15, 2005; and $320 million of Series B amortizing bonds with an average life of 18.9 years, a coupon of 8.812 percent and a final maturity of October 15, 2026.

     On November 9, 2001, NAEC entered into an unsecured $90 million, 364-day credit facility. The new facility provided for a one-time draw at closing of $90 million, which replaced a $200 million unsecured 364-day facility that expired on November 9, 2001 (the original facility had an outstanding balance of $90 million). The new facility has a provision that will require the company to pay down 100 percent of the remaining balance within two days of the sale of the Seabrook nuclear power plant. The expiration date for this facility is November 8, 2002.

     On November 16, 2001, CL&P, WMECO, PSNH and Yankee Gas entered into a new unsecured 364-day revolving credit facility for $350 million, replacing a $250 million facility for CL&P and WMECO and a $60 million facility for Yankee Gas. CL&P may draw up to $150 million, and WMECO, PSNH and Yankee Gas may draw up to $100 million each, subject to the $350 million maximum for the entire facility. Unless extended, the credit facility will expire on November 15, 2002.

     Also on November 16, 2001, NU entered into a new unsecured 364-day revolving credit facility for $300 million, replacing a similar $400 million facility that expired on November 16, 2001. The facility supports the working capital needs of NU and its unregulated subsidiaries. The new facility provides a total commitment of $300 million which is available subject to two over-lapping sub-limits. First, subject to the notional amount of any letters of credit outstanding, amounts up to $300 million are available for advances. Second, subject to the advances outstanding, letters of credit may be issued in notional amounts up to $200 million. The agreement provides for letters of credit to be issued in the name of NU or any of its subsidiaries. Unless extended, the credit facility will expire on November 15, 2002.

     On December 19, 2001, PSNH issued $287.5 million of tax-exempt bonds. The new issuance consists of three series: the 2001 Tax-Exempt Series A and 2001 Tax-Exempt Series B Auction Rate Pollution Control Revenue Bonds (PCRBs) and the 2001 Tax-Exempt Series C 5.45 percent Fixed Rate PCRBs. The proceeds of this issuance were used to retire the 1991 Tax Exempt Series A, Series B and Series C PCRBs, which were used to finance PSNH's share of costs relating to the construction of certain pollution control, sewage and solid waste disposal facilities. The variable interest rate for both the Series A and B bonds was 1.55 percent as of December 31, 2001.

     In 2001, NU retired $1.3 billion of debt and preferred stock with the RRB and RRC issuance proceeds and the proceeds from the sale of the Millstone power plant.

     NU paid common dividends totaling $60.9 million in 2001, compared to $57.4 million paid in 2000. The increase was a result of NU paying a $0.45 per share quarterly common dividend for 2001, as compared to payment of a $0.40 per share dividend in 2000.

     Total NU system debt, including short-term and capitalized lease obligations, was $2.7 billion as of December 31, 2001, compared with $3.8 billion as of December 31, 2000. The decrease was primarily due to the retirement of debt with proceeds from the issuances of RRBs and RRCs as well as from the sale of the Millstone power plant. For more information regarding NU system financing, see "Notes to Consolidated Statements of Capitalization" in NU's financial statements, other footnotes related to long-term debt, short-term debt and the sale of accounts receivables, as applicable, in the notes to NU's, CL&P's, PSNH's, WMECO's, and NGC's financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     2002 FINANCING REQUIREMENTS

     The NU system's aggregate capital requirements for 2002 are approximately as follows:

                 CL&P    PSNH   WMECO   NAEC    Yankee    Other      NU
                                                 Gas               System
                                      (Millions)
Construction     $244    $110     $25    $ 5    $103      $106      $593
Nuclear Fuel        0       0       0      8       0         0         8
Maturities          0       0       0      0       0         0         0
Cash Sinking
Funds*              0       0       0      0       1        50        51
                 ----    ----     ---    ---    ----      ----      ----
Total            $244    $110     $25    $13    $104      $156      $652
                 ====    ====     ===    ===    ====      ====      ====

*CL&P, WMECO and PSNH have sinking funds associated with RRCs and RRBs that are not included in the capital requirements subtotal. All interest and principal payments for these bonds are collected through a non-bypassable charge assessed to customers and do not represent additional capital requirements.

     For further information on the NU system's 2002 financing requirements, see "Notes to Consolidated Statements of Capitalization" in NU's financial statements, "Long-Term Debt" in the notes to CL&P's, PSNH's, WMECO's and NGC's financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     2002 FINANCING PLANS

     On January 30, 2002, PSNH sold $50 million of RRBs, the proceeds of which were used to pay the costs associated with the buy out of high-cost power contracts with wood-fired generating plants. The bonds are scheduled to mature in 2008.

     In April 2002, NU expects to issue $263 million in long-term debt to replace its $263 million senior two-year note, which matures in 2003. NU has also filed an application with the SEC seeking authorization to issue up to $600 million of long-term debt through the period ending June 30, 2005, including the $263 million proposed issuance of notes.

     Yankee Gas is considering a number of capital projects including construction of a liquefied natural gas storage terminal in Waterbury, Connecticut that could cost in excess of $50 million. Yankee Gas may issue up to $100 million of long-term debt in 2002 to finance its capital needs and may require additional debt issuances in later years, depending on the extent of its capital program. See "Financing Program - Construction and Capital Improvement Program."

     CL&P has announced plans for the construction of various transmission facilities. The projects require numerous federal and state regulatory approvals. If approved, construction of these facilities would require external financing. See "Financing Program - Construction and Capital Improvement Program."

     FINANCING LIMITATIONS

     Many of the NU system companies' charters and borrowing facilities contain financial limitations that must be satisfied before borrowings can be made and for outstanding borrowings to remain outstanding.

     Under their current revolving credit facility agreement, CL&P, WMECO, PSNH, and Yankee Gas are allowed to maintain a ratio of debt to total capitalization (leverage ratio) of no more than 65 percent. At December 31, 2001, CL&P's, WMECO's, PSNH's, and Yankee Gas's leverage ratios were 49 percent, 43 percent, 59 percent and 29 percent, respectively. This agreement also requires the companies to maintain 12-month earnings before interest and taxes to interest expense ratio (interest coverage ratio) of at least 2.25 to
1.0. At December 31, 2001, CL&P's, WMECO's, PSNH's and Yankee Gas' interest coverage ratios were 4.22 to 1, 3.38 to 1, 4.98 to 1 and 3.88 to 1, respectively. The ratios do not include rate reduction bonds.

     NU is allowed, under its revolving short-term credit agreement facility, to maintain a debt to total capitalization (leverage ratio) of no more than 66 percent. At December 31, 2001, NU's leverage ratio was 58 percent. In addition, NU is required to maintain a 12-month consolidated interest coverage ratio of at least 2.25 to 1.0. At December 31, 2001, NU's consolidated interest coverage ratio was 3.08 to 1.0. The ratios do not include RRBs and RRCs.

     NAEC is party to a 364-day term credit agreement which provides that outstanding advances on the credit thereunder can be terminated or accelerated if NAEC does not maintain specified minimum ratios of common equity to capitalization (as defined in the agreement). For NAEC, the minimum common equity ratio under its term loan credit agreement is 25 percent; at December 31, 2001, NAEC's common equity ratio was 27.9 percent. The agreement also requires a 12-month adjusted net income to interest expense ratio (interest coverage ratio) of not less than 1.50 to 1.00. At December 31, 2001, the ratio for NAEC was 3.20 to 1.00. The credit agreement also provides for mandatory prepayment of 100 percent of the aggregate principal amount of advances outstanding within two days of the sale of the Seabrook nuclear facility. The 364-day term credit agreement also limits NAEC's other unsecured debt to $60 million. NAEC had no such debt outstanding at December 31, 2001.

     The amount of short-term debt that may be incurred by NU, CL&P, PSNH, WMECO, NAEC, Northeast Nuclear Energy Company (NNECO), Yankee and Yankee Gas is also subject to periodic approval by the SEC under the 1935 Act. PSNH's and NAEC's short-term debt in excess of 10 percent of net fixed plant is also regulated by the NHPUC. The following table shows the amount of short-term borrowings authorized by the SEC or the NHPUC for each company, as the case may be, as of December 31, 2001, and the amounts of outstanding short-term debt of those companies at the end of 2001 and as of March 1, 2002:


        Maximum Authorized            Outstanding
         Short-Term Debt          Short-Term Debt (1)

                       December 31, 2001       March 1, 2002
                            (Millions)
NU           $400            $ 40.0               $ 60.0
CL&P          375                 0                    0
PSNH (2)      225              83.5                 11.2
WMECO         250              59.2                 62.7
HWP (3)       N/A               9.6                  9.6
NAEC (4)      260              90.0                 90.0
NNECO          75                 0                    0
Yankee         50                 0                    0
Yankee Gas    100              52.5                 41.1
Select        N/A             155.5                157.5
Energy (3)
NGS (3)       N/A              12.5                 11.7
SESI (3)      N/A              14.5                 11.7
RRR (3)       N/A              25.3                 28.5
Other         N/A               9.8                  8.0
                             ------               ------
Total                        $552.4               $492.0
                             ======               ======

(1) These columns include borrowings of various NU system companies from NU and other NU system companies. Total NU system short-term indebtedness to unaffiliated lenders was $290.5 million at December 31, 2001 and $200 million at March 1, 2002.

(2) Under applicable NHPUC provisions, PSNH can incur short-term debt up to $100 million.

(3) The SEC limits, as indicated, the following companies' borrowings from the NU system money pool (but not borrowings from either parent companies or non-affiliates): HWP ($5 million); Select Energy ($200 million); NGS ($20 million); SESI ($20 million) and the Rocky River Realty Company (RRR) ($30 million). NU, NGC and Mode 1 are not authorized to participate in the money pool.

(4) Under applicable NHPUC regulations, NAEC can incur short term debt up to 10 percent of net fixed plant or such other amount as approved by the NHPUC. NAEC currently has authorization from the NHPUC to issue up to $260 million of short-term debt.

     The supplemental indentures under which NU issued $175 million in principal amount of 8.58 percent amortizing notes in December 1991 and $75 million in principal amount of 8.38 percent amortizing notes in March 1992 contain restrictions on dispositions of certain NU system companies' stock, limitations of liens on NU assets and restrictions on distributions on and acquisitions of NU stock. Under these provisions, NU, CL&P, PSNH and WMECO may not dispose of voting stock of CL&P, PSNH or WMECO other than to NU or another NU system company, except that CL&P may sell voting stock for cash to third persons if so ordered by a regulatory agency so long as the amount sold is not more than 19 percent of CL&P's voting stock after the sale. The restrictions also generally prohibit NU from pledging voting stock of CL&P, PSNH or WMECO or granting liens on its other assets in amounts greater than five percent of the total common equity of NU. Many of the NU system companies' credit agreements have similar restrictions. As of December 31, 2001, no NU debt was secured by liens on NU assets. Furthermore, NU may not declare or make distributions on its capital stock, acquire its capital stock (or rights thereto), or permit an NU system company to do the same, at times when there is an event of default existing under the supplemental indentures under which the amortizing notes were issued.

     CL&P's charter contains preferred stock provisions restricting the amount of additional unsecured debt it may incur. As of December 31, 2001, the amount of additional unsecured debt it could incur was $535 million.

     The indentures securing the outstanding first mortgage bonds of CL&P provide that additional bonds may not be issued, except for certain refunding purposes, unless earnings are at least twice the pro forma annual interest charges on outstanding bonds, and certain prior lien obligations and bonds to be issued.

     The preferred stock provisions of CL&P's charter also prohibit the issuance of additional preferred stock (except for refinancing purposes) unless income before interest charges (as defined and after income taxes and depreciation) is at least 1.5 times the pro forma annual interest charges on indebtedness and the annual dividend requirements on preferred stock that will be outstanding after the additional stock is issued. CL&P's earnings currently permit it to meet those earnings tests.

     Certain consolidated subsidiaries have dividend restrictions imposed by their long-term debt agreements. These restrictions also limit the amount of retained earnings available for NU common dividends. At December 31, 2001, retained earnings available for the payment of dividends totaled $267.5 million.

     The Federal Power Act limits the payment of dividends by PSNH, NAEC, CL&P, and WMECO to retained earnings. At December 31, 2001, retained earnings for these companies were $ 176.4 million, -$1 million, $286.9 million, and $55.4 million, respectively.

     New Hampshire statutes also limit the payment of dividends by PSNH and NAEC to retained earnings.

     CL&P's first-mortgage bond indenture limits dividend payments to an amount equal to (i) retained earnings accumulated after December 31, 1966; plus (ii) retained earnings accumulated prior to January 1, 1967, not exceeding $13.5 million; plus (iii) any additional amounts authorized by the SEC.

     Applicable merger accounting rules required that upon acquisition by NU, Yankee's and its subsidiaries' retained earnings were reclassified as capital surplus. Also, the merger premium NU paid to acquire Yankee was allocated among Yankee and its subsidiaries and "pushed down" to their balance sheets. Under accounting conventions in existence at the time of the merger, the majority of the merger premium would be amortized over 40 years. In June 2001, the Financial Accounting Standards Board issued a statement that, effective January 1, 2002, no longer requires companies to amortize goodwill as an expense to the income statement. Instead goodwill is required to be evaluated for impairment and any impairments to goodwill would be charged to expense. A study of the impairment of goodwill is underway. It is expected that the effect of the new accounting standard, assuming no write-down for impairment is required, will be an approximately $9 million annual reduction in goodwill amortization expense.

     Under the 1935 Act, subsidiaries of registered holding companies are only allowed to pay dividends out of retained earnings unless the SEC allows otherwise. The effect of this rule would be to prevent Yankee from paying dividends to NU from any source other than post-merger earnings, as reduced by the merger premium amortization. NU has received permission from the SEC, through June 2002, for Yankee and Yankee Gas to pay dividends (i) out of additional paid-in capital up to the amount of their respective retained earnings just prior to the merger with NU and (ii) out of earnings before the amortization of the merger goodwill (gross earnings) in the case of Yankee Gas and out of distributed earnings in the case of Yankee. To assure that Yankee Gas has sufficient cash to fund operations, Yankee Gas will not pay dividends in excess of 80 percent of gross earnings on a rolling five-year average basis. In no case would dividends be paid by Yankee or Yankee Gas if their common equity to total capitalization ratios were below 35 percent. NU has also received permission from the SEC, through June 2002, for Yankee and Yankee Gas to repurchase their common stock such that their common equity to total capitalization ratios do not fall below 35 percent.

     NGC bond covenants prevent NGC from making dividend payments unless (i) no default or event of default will occur from doing so, (ii) the debt service reserve account has been sufficiently funded with six months of principal and interest on the outstanding bonds, and (iii) the debt service coverage ratio for the previous four fiscal quarters (or, if shorter, since the bond issuance closing date) and projected debt service coverage ratio for the next eight fiscal quarters is (a) greater than or equal to 1.35 if contracted generating capacity is greater than 75 percent or (b) greater than or equal to 1.70 if contracted generating capacity is less than 75 percent. At December 31, 2001, NGC's contracted generating capacity was greater than 75 percent. NGC expects to meet its debt service coverage ratio requirements under this covenant and to pay dividends in 2002.

     NU is required under the 1935 Act to maintain its consolidated common equity at a level equal to at least 30 percent of its consolidated capitalization. Following the issuance of RRBs and RRCs by its subsidiaries, NU was temporarily unable to meet this standard because such bonds and certificates, although nonrecourse to the NU system company issuers, are considered to be indebtedness of the companies under generally accepted accounting principles. The SEC had authorized the consolidated common equity ratio of NU to fall below 30 percent through December 31, 2001. NU's consolidated common equity ratio was greater than 30 percent as of December 31, 2001 and is expected to remain above this level in the future. The 30 percent test also applies to NU's electric operating subsidiaries. The SEC had consented to the common equity ratios of CL&P, WMECO and PSNH falling below 30 percent through December 31, 2004.

     NU provides credit assurance in the form of guarantees and letters of credit for the financial performance obligations of certain of its unregulated subsidiaries. NU currently has authorization from the SEC to provide up to $500 million of such guarantees and has applied for authority to increase this amount to $750 million. As of December 31, 2001, NU had provided approximately $268.2 million and $45 million, respectively, of such guarantees and letters of credit. As of February 20, 2002, NU had provided approximately $320 million and $150 million, respectively, of such guarantees and letters of credit.

     Certain NU system credit financing agreements have trigger events tied to the credit ratings of certain NU system companies, as discussed below.

     RRR is a real estate subsidiary that owns NU's Connecticut headquarters site. It has approximately $8 million of debt outstanding that could be affected by a ratings change. If NU, CL&P, PSNH or WMECO ratings fall below a B1 Moody's rating or a B+ Standard & Poor's rating, bondholders would have the right to demand mandatory prepayments.

     NGC has a debt reserve account related to the $440 million bond issue that can be funded with cash, an NU guarantee or a letter of credit from an acceptable counterparty. The account is currently funded with cash and may be funded with a guarantee from NU only if NU has an investment grade rating by Standard & Poor's and Moody's.

     NU and its subsidiaries have $650 million of revolving credit agreements with a number of banks. There are no ratings triggers that would result in a default, but lower ratings would increase fees on future borrowings from the credit lines.

                CONSTRUCTION AND CAPITAL IMPROVEMENT PROGRAM

     The NU system's construction program expenditures, including allowance for funds used during construction, is estimated to total as much as $593 million in 2002. Of such total amount, approximately $244 million is expected to be expended by CL&P, $110 million by PSNH, $103 million by Yankee Gas, $25 million by WMECO, $5 million by NAEC, $1 million by NGS and up to $105 million by other system entities. This construction program data includes all anticipated costs necessary for committed projects and for those reasonably expected to become committed projects in 2002, regardless of whether the need for the project arises from environmental compliance, reliability requirements, nuclear safety or other causes. The construction program's main focus is maintaining, upgrading and expanding the existing transmission and distribution system and natural gas distribution system. The system expects to evaluate its needs beyond 2002 in light of future developments, such as restructuring, industry consolidation, performance and other events.

     The $105 million in construction expenditures planned for other system entities in 2002 includes NU's proposed construction of a new direct current transmission line from Norwalk, Connecticut to western Long Island. NU has sought FERC approval to conduct an open season auction and negotiate final contracts for the scheduling rights on the line. The project's final size and cost will be determined after an auction process, which NU plans to complete in 2002. As a result, management cannot determine if all of the construction expenditures planned for 2002 will actually be expended.

     CL&P has announced plans to invest approximately $520 million by the end of 2006 to construct two new 345,000 volt transmission lines from inland Connecticut to Norwalk, Connecticut and another $40 million to help rebuild an existing 138,000 volt transmission line beneath Long Island Sound. The investment in transmission lines and continued upgrading of the electric distribution system are expected to increase CL&P's net investment in electric plant to between $244 million and $353 million in each of the years 2002 through 2005. All of these projects are in the developmental or governmental approval stage and management cannot yet determine whether the projects will be built as proposed. If current plans are implemented on schedule, NU would likely require additional external financing to construct these projects. If all of the transmission projects are built as proposed, the NU system's net investment in electric transmission would increase to nearly $1.4 billion by the end of 2006.

     In January 2002, Yankee Gas received approval for a significant expansion of its natural gas distribution system in Connecticut. See "Connecticut Rates and Restructuring" for information on Yankee Gas' DPUC filing and the related decision.

     In addition to the projects noted above, NU is considering purchasing additional electric generating capacity in the Northeast United States to enhance its competitive energy marketing activities. Management has not committed to purchase any specific generation and at this time cannot estimate the capital requirements of such a purchase should an agreement be reached.

                        REGULATED ELECTRIC OPERATIONS

     DISTRIBUTION AND SALES

     CL&P, PSNH and WMECO furnish retail franchise service in 149, 198 and 59 cities and towns in Connecticut, New Hampshire and Massachusetts, respectively. In December 2001, CL&P furnished retail franchise service to approximately 1.2 million customers in Connecticut, PSNH provided retail service to approximately 440,000 customers in New Hampshire and WMECO served approximately 201,000 retail franchise customers in Massachusetts. HWP served 32 retail customers in Holyoke, Massachusetts prior to the sale of certain of its assets in December 2001.

     The following table shows the sources of 2001 electric franchise retail revenues based on categories of customers (exclusive of HWP):

                                                 Total NU
                CL&P      PSNH      WMECO         System
                ----      ----      -----        --------
Residential      46%       40%        42%           44%

Commercial       39%       37%        37%           39%

Industrial       13%       22%        20%           16%

Other             2%        1%         1%            1%
                ---       ---        ---           ---
Total           100%      100%       100%          100%
                ===       ===        ===           ===

     The actual changes in retail kWh sales for the last two years and the forecasted retail sales growth estimates for the ten-year period 2001 through 2011 for CL&P, PSNH and WMECO are set forth below:

                                              Forecast 2001-
                                              2011 Compound
                 2000 over      2001 over        Rate of
                    1999           2000           Growth
                 ---------      ---------      -------------
NU system           0.9%           2.3%            1.3%
CL&P                0.4%           2.4%            1.3%
PSNH                2.6%           3.9%            1.8%
WMECO              -0.1%          -0.9%            0.7%

     Consolidated NU retail sales rose by 2.3 percent in 2001, compared with 2000, primarily due to higher heating and cooling requirements. Approximately 0.6 percent of growth in NU total retail sales was due to the ending of the New Hampshire pilot program in November 2000. During the program, sales to the pilot participants were excluded from the retail class totals. When the pilot program ended, sales to these customers were again included in retail totals. Residential electric sales were up 3.0 percent. Commercial sales were up by 5.6 percent for the year and industrial sales decreased by 4.8 percent. Retail sales for CL&P, WMECO and PSNH were up 2.4 percent, down 0.9 percent and up 3.9 percent, respectively.

     REGIONAL AND SYSTEM COORDINATION

     The NU system companies and most other New England utilities are parties to an agreement (NEPOOL Agreement), which provides for coordinated planning and operation of the region's generation and transmission facilities. The NEPOOL Agreement was restated and revised as of March 1997 to provide for (i) a pool-wide open access transmission tariff; (ii) the creation of an Independent System Operator (ISO); and (iii) a broader governance structure for NEPOOL and a more open, competitive market structure. Under these new arrangements the ISO, a nonprofit corporation whose board of directors and staff are not controlled by or affiliated with market participants, ensures the reliability of the NEPOOL transmission system, administers the NEPOOL tariff and oversees the efficient and competitive functioning of the regional power market.

     The NEPOOL tariff provides for nondiscriminatory open access to the regional transmission network at a single rate regardless of transmitting distance for all transactions. The rate is a formula rate, structured to ensure that each transmission provider under the NEPOOL tariff recovers its revenue requirements.

     In 1999, the NEPOOL Executive Committee filed a comprehensive settlement of all issues set for hearing concerning the NEPOOL transmission tariff. The settlement resolves disputes concerning the calculation of revenue requirements for transmission over NEPOOL facilities and resolves disputes over alleged "double charges" under grandfathered transmission contracts retained by individual transmission providers, including the NU system. The settlement also includes an ROE component which sets the ROE for each individual transmission provider owning NEPOOL transmission facilities with respect to those facilities from March 1, 1997 through at least June 1, 2000, provided no changes to individual network transmission tariff rates are made after December 31, 1999. NU's ROE has been set at 11.75 percent. NU has made no changes to its transmission tariff rates since the settlement was reached; accordingly, its ROE has remained unchanged.

     As part of the settlement, ISO is required to independently audit the charges in effect for the period June 1997 through May 2000 or direct that such an audit be conducted under its supervision. In June 2000, ISO engaged an independent auditing firm to conduct such an audit. The audit remains ongoing and the results of the audit will be filed at FERC as an informational filing.

     In December 2000, NU was notified by FERC that it, along with several other companies, would be the subject of a separate FERC industry-wide audit of the accounting related to formula rate transmission tariffs. FERC commenced its audit of NU in February 2001 and an exit conference was held on February 12, 2002.

     Two agreements determine the manner in which costs and savings are allocated among the NU system electric operating companies. Under an agreement (NUG&T) among CL&P, WMECO and HWP, these companies pool their electric production costs and the costs of their principal transmission facilities. The NUG&T was revised in 1999 to eliminate the generation aspects of the agreement. Final agreement from FERC on this revision was granted in October 2000. Pursuant to the merger agreement between NU and PSNH, these companies and PSNH entered into a 10-year sharing agreement (Sharing Agreement), expiring in June 2002, that provides, among other things, for the allocation of the capability responsibility savings and energy expense savings resulting from a single-system dispatch through NEPOOL.

     Under the Settlement Agreement between PSNH and the State of New Hampshire, NU filed for and received FERC approval to terminate the Sharing Agreement effective December 31, 2000. Only minor revenue changes are expected in the future as no energy or capacity transactions have taken place under the Sharing Agreement since CL&P and WMECO relinquished their responsibilities to meet customer loads on January 1, 2000. Transmission revenues will be allocated going forward based upon the respective companies' cost of service where these revenues had been split equally between PSNH and the signatories of the NUG&T (CL&P, HWP and WMECO) under the Sharing Agreement.

     TRANSMISSION ACCESS AND FERC REGULATORY CHANGES

     Pursuant to FERC Order 888 (issued in April 1996), NU system companies operate their transmission system under an open access, nondiscriminatory transmission tariff.

     In December 1999, the FERC issued an order calling on all transmission owners to voluntarily join regional transmission organizations (RTOs) in order to boost competition in electric markets (Order 2000). In general, each such organization would be an independent operator over all transmission facilities, and would perform, among other functions, tariff administration, construction planning and reliability management for the particular regional transmission system.

     On January 16, 2001, NU along with the ISO and five other New England transmission owning utilities (National Grid, USA, The United Illuminating Company, Bangor Hydro-Electric Company, Central Maine Power and Vermont Electric Company) filed a proposal to establish a New England Regional Transmission Organization (NERTO) in compliance with FERC's order. As proposed, NERTO would consist of the ISO and a newly formed for-profit independent transmission company (Northeast ITC). Pursuant to an RTO agreement, both entities would share the minimum required functions of an RTO set forth in the FERC order. ISO would be primarily responsible for short-term reliability functions and Northeast ITC would operate the transmission assets of the participating transmission owners, develop and administer a transmission tariff and engage in transmission planning and expansion activities.

     FERC ruled in July 2001 that the three existing Northeast pools should merge to form a single RTO. NU has been working with utilities in the three regions to extend the New England Binary RTO model into the Northeast.

     In January 2002, the New England and New York ISOs proposed to FERC that the two pools combine to form an RTO. The ISOs supported a binary model similar to the New England model proposed in January 2001 to FERC. The ISOs intend to file with FERC the structure of such an RTO by the end of June 2002. NU continues to work with transmission owners in New York and New England to create an independent transmission company within the RTO.

     Since NEPOOL established competitive wholesale markets in 1999, congestion costs (the cost of higher energy prices within the New England market due to transmission constraints) have grown steadily surpassing $276 million in total by year end 2001. ISO New England made a filing at FERC in March 2000 to implement a congestion management system (CMS) similar to those in use in the New York ISO and Pennsylvania - New Jersey - Maryland Interconnection (PJM). CMS uses locational based pricing to assign costs to regional loads, or zones, within New England. Individual load zones will experience higher or lower congestion costs as the CMS replaces the current practice of distributing and averaging congestion costs across all New England loads. In March 2001, ISO New England and the PJM Interconnection announced their intention to create a standard marked design (SMD) for use in both markets. The SMD will incorporate a congestion management system and will be heavily based on the existing PJM rules. It is expected that the system will be operational in 2003.

                          REGULATED GAS OPERATIONS

     In March 2000, NU acquired Yankee and Yankee became a wholly owned subsidiary of NU. Yankee is the parent of Yankee Gas, the largest natural gas distribution company in Connecticut. Yankee continues to act as the holding company of Yankee Gas and its two active nonutility subsidiaries, NorConn Properties, Inc. (NorConn), which holds the property and facilities of Yankee and its subsidiaries, and Yankee Energy Financial Services Company, which provides customers with financing for energy equipment installations.

     Yankee Gas operates the largest natural gas distribution system in Connecticut as measured by number of customers and size of service territory. Total throughput (sales and transportation) for 2001 was 47.5 billion cubic feet. In 2001, total gas operating revenues of $378 million were comprised of the following: 50.3 percent residential; 28.6 percent commercial; 19 percent industrial; and the remaining 2.1 percent other. Yankee Gas provides firm gas sales service to customers who require a continuous gas supply throughout the year, such as residential customers who rely on gas for their heating, hot water and cooking needs. Yankee Gas also provides interruptible gas sales service to certain commercial and industrial customers that have the capability to switch from natural gas to an alternative fuel on short notice. Yankee Gas can interrupt service to these customers during peak demand periods. Yankee Gas offers firm and interruptible transportation services to customers who purchase gas from sources other than Yankee Gas.
In addition, Yankee Gas performs gas sales, gas exchanges and capacity releases to marketers to reduce its overall gas expense. Effective November 1, 2001, Yankee Gas brought back in-house the management of its gas supply function. This change will allow Yankee Gas to have more control over its supply/storage portfolio and is expected to create opportunities to reduce gas costs through off-system sales and capacity release transactions.

     Although Yankee Gas is not subject to FERC jurisdiction, the FERC does regulate the interstate pipelines serving Yankee Gas' service territory. Yankee Gas, therefore, is directly and substantially affected by the FERC's policies and actions. Accordingly, Yankee Gas closely follows and, when appropriate, participates in proceedings before the FERC.

     Yankee Gas is subject to regulation by the DPUC, which, among other things, has jurisdiction over rates, accounting procedures, certain dispositions of property and plant, mergers and consolidations, issuances of securities, standards of service, management efficiency and construction and operation of distribution, production and storage facilities. For information relating to Yankee Gas DPUC proceedings, see "Rates and Electric Industry Restructuring - Connecticut Rates and Restructuring."

     For information on the proposed expansion of Yankee Gas' natural gas delivery system in Connecticut, see "Construction and Capital Improvement Program."

                             NUCLEAR GENERATION

     GENERAL

     During 2001, certain NU system companies had ownership interests in four nuclear units, Millstone 1, 2 and 3 and Seabrook, and equity interests in four regional nuclear companies (the Yankee Companies) that separately own the Connecticut Yankee nuclear unit (CY), the Maine Yankee nuclear unit (MY), the Vermont Yankee nuclear unit (VY) and the Yankee Rowe nuclear unit (Yankee
Rowe).  One NU system company operates Seabrook.   A different NU system
company operated Millstone 2 and 3 until the sale of the units in on March 2001. Yankee Rowe, CY, MY and Millstone 1 have been permanently removed from service and are being decontaminated and decommissioned.

     On March 31, 2001, CL&P and WMECO consummated the sale of Millstone 1 and 2 to a subsidiary of Dominion, DNCI. CL&P, PSNH, WMECO and certain other of the joint owners collectively sold 93.47 percent of Millstone 3 to DNCI. This sale included all of the respective joint ownership interests of CL&P, PSNH and WMECO in Millstone 3. The NU system received approximately $1.2 billion of cash proceeds from the sale and has or will apply the proceeds to payment of taxes and reductions of debt and equity of CL&P, PSNH and WMECO. As part of the sale, DNCI assumed responsibility for decommissioning Millstone 1 and for the eventual decommissioning of Millstone 2 and 3 when those units cease operations.

     Before Millstone 1 and 2 were sold to DNCI, CL&P and WMECO owned 100 percent of Millstone 1 and 2 as tenants in common. Their respective ownership interests in each unit were 81 percent and 19 percent.

     CL&P, PSNH and WMECO had agreements with other New England utilities covering their joint ownership as tenants in common of Millstone 3. CL&P's, PSNH's and WMECO's ownership interests in the unit prior to the sale to Dominion were 52.93, 2.85 and 12.24 percent, respectively.

     In 1996, one of the joint owners of Millstone 3, the Vermont Electric Generation and Transmission Cooperative, Inc. (VEG&T), filed for bankruptcy. The subsequent liquidation resulted in the offering of VEG&T's 0.35 percent share of Millstone 3 for sale to the joint owners of Millstone 3. None of the non-NU joint owners accepted the offer and CL&P took over responsibility for the costs of that interest. The VEG&T ownership interest in Millstone 3 was included in the sale of the unit to DNCI as part of CL&P's share.

     The NU companies own 40.04 percent of Seabrook: NAEC has a 35.98 percent ownership interest and CL&P a 4.06 percent ownership interest. For information on the sale of Seabrook, see "Connecticut Rates and Restructuring."

     CL&P, PSNH, WMECO and other New England electric utilities are the stockholders of the Yankee Companies. Each Yankee Company owns a single nuclear generating unit. The stockholder-sponsors of each Yankee Company are responsible for proportional shares of the operating and decommissioning costs of the respective Yankee Company. They are also entitled to proportional shares of the electrical output of VY, which is the only operating unit of the four Yankee Companies. The relative rights and obligations with respect to the Yankee Companies are approximately proportional to the stockholders' percentage stock holdings, but vary slightly to reflect arrangements under which nonstockholder electric utilities have contractual rights to some of the output of particular units. CL&P's, PSNH's and WMECO's stock ownership percentages in the Yankee Companies are set forth below:

                                CL&P      PSNH     WMECO    NU system
                                ----      ----     -----    ---------
Connecticut Yankee Atomic
 Power Company (CYAPC) ......   34.5%     5.0%      9.5%      49.0%
Maine Yankee Atomic Power
 Company (MYAPC) ............   12.0%     5.0%      3.0%      20.0%
Vermont Yankee Nuclear
 Power Corporation (VYNPC)...   10.1%     4.3%      2.6%      17.0%
Yankee Atomic Electric
 Company (YAEC)..............   24.5%     7.0%      7.0%      38.5%

     The ownership interests of CL&P, PSNH and WMECO in VYNPC increased slightly in early 2002 when VYNPC redeemed the stock owned by certain Vermont municipal electric systems which had previously owned about five percent of VYNPC's stock.

     In March 2001, the board of VYNPC voted to proceed to auction the plant. J.P. Morgan was selected to conduct the auction. In August 2001, the owners of VYNPC announced they would sell the VY unit to a subsidiary of Entergy Corporation for approximately $180 million (approximately $145 million for the plant, materials and supplies and $35 million for the nuclear fuel). NU subsidiaries own 17 percent of the VY unit and, under the terms of the sale, will continue to buy 17 percent of the plant's output through March 2012 at fixed prices. The sale requires several regulatory approvals and is scheduled to close during the first half of 2002.

     The operators of Seabrook and VY hold full term operating licenses from the NRC and are subject to the jurisdiction of the NRC. The NRC has broad jurisdiction over the design, construction and operation of nuclear generating stations, including matters of public health and safety, financial qualifications, antitrust considerations and environmental impact. The NRC issues 40 year initial operating licenses to nuclear units and NRC regulations permit renewal of licenses for an additional 20 year period. The NRC also has jurisdiction over the decommissioning activities at Yankee Rowe, CY and MY.

     The NRC also regularly conducts generic reviews of technical and other issues, a number of which may affect the nuclear plants in which NU system companies have interests. The cost of complying with any new requirements that may result from these reviews cannot be estimated at this time, but such costs could be substantial.

     NUCLEAR PLANT PERFORMANCE

          MILLSTONE 3

     Millstone 3 has a license expiration date of November 25, 2025. In 2001, Millstone 3 operated at a capacity factor of 30.5 percent through the date of sale of the unit to DNCI (March 31, 2001). Upon the sale to DNCI, Millstone 3 had a lifetime capacity factor of 62.8 percent.

          MILLSTONE 2

     Millstone 2 has a license expiration date of July 31, 2015. For the period from January 1 to April 1, 2001, Millstone 2 operated at a capacity factor of 99.6 percent. Upon the sale to DNCI, Millstone 2 had a lifetime capacity factor of 56.2 percent.

          SEABROOK

     Seabrook has a license expiration date of October 17, 2026. In 2001, Seabrook operated at a capacity factor of 85.9 percent. After returning from a scheduled refueling outage on January 28, 2001, Seabrook operated at a capacity factor of 93.4 percent through the end of the year. Seabrook is scheduled to undergo a refueling outage in spring 2002 before the expected sale of 88 percent of the unit. For information on the upcoming auction of Seabrook, see "Connecticut Rates and Restructuring."

          VERMONT YANKEE

     VY has a license expiration date of March 21, 2012. In 2001, VY operated at a capacity factor of 93.4 percent. VY began its 22nd refueling outage on April 27, 2001 and returned to service on May 20, 2001, the shortest outage in its history. For information on the sale of VY, see "Nuclear Generation - General."

     NUCLEAR INSURANCE

     For information regarding nuclear insurance, see "Commitments and Contingencies - Nuclear Insurance Contingencies" in the notes to NU's, CL&P's, PSNH's and WMECO's financial statements.

     NUCLEAR FUEL

          GENERAL

     The supply of nuclear fuel for the NU system's existing unit requires the procurement of uranium concentrates, followed by the conversion, enrichment and fabrication of the uranium into fuel assemblies suitable for use in the NU system's unit. Fuel may also be purchased at a point after any of the above processes are completed. The NU system expects that uranium concentrates and related services for the units operated by the NU system and for the other units in which the NU system companies are participating that are not covered by existing contracts will be available for the foreseeable future on reasonable terms and prices.

     In 1998, an action was initiated by the owners of Millstone in the U.S. Court of Federal Claims against the United States Department of Energy (DOE) regarding the special annual assessment that the DOE imposes on purchasers of enriched uranium to meet the future costs of decontaminating and decommissioning (D&D) government owned uranium enrichment facilities.
Similar actions for Seabrook and CY were also filed. The lawsuits challenge the imposition of the D&D assessment on federal constitutional grounds and are similar to actions filed by a number of other utilities against DOE. Proceedings in the Millstone, Seabrook and CY cases are stayed pending the final resolution of a similar claim brought against the DOE by MYAPC. In July 1999, the claims court dismissed MYAPC's complaint. In November 2001, the Federal circuit court affirmed the dismissal of MYAPC's claims. On February 6, 2002, MYAPC filed a petition for certiorari, asking the United States Supreme Court to review the decision of the Federal circuit court.

     Nuclear fuel costs associated with nuclear plant operations include amounts for disposal of spent nuclear fuel. The NU system companies include in their nuclear fuel expense spent fuel disposal costs accepted by the DPUC, NHPUC and DTE in rate case or fuel adjustment decisions. Spent fuel disposal costs also are reflected in the FERC-approved wholesale charges.

     HIGH-LEVEL RADIOACTIVE WASTE

     The Nuclear Waste Policy Act of 1982 (NWPA) provides that the federal government is responsible for the permanent disposal of spent nuclear reactor fuel (SNF) and high-level waste. As required by the NWPA, electric utilities generating SNF and high-level waste are obligated to pay fees into a fund which would be used to cover the cost of siting, constructing, developing and operating a permanent disposal facility for this waste. The NU system companies have been paying for such services for fuel burned on or after April 7, 1983, on a quarterly basis since July 1983. The DPUC, NHPUC and DTE permit the fee to be recovered through rates. For nuclear fuel used to generate electricity prior to April 7, 1983 (prior-period fuel), payment must be made prior to the first delivery of spent fuel to the DOE. The DOE's current estimate for an available site is 2010.

     In return for payment of the fees prescribed by the NWPA, the federal government is to take title to and dispose of the utilities' high-level wastes and SNF. There have been numerous litigation proceedings involving the DOE's statutory and contractual obligation to accept high-level waste and SNF. While the courts have declined to order the DOE to begin accepting spent fuel for disposal on January 31, 1998, the courts left open the utilities' ability to bring damage claims against the DOE.

     In 1998, YAEC, CYAPC and MYAPC filed separate complaints against the DOE in the U.S. Court of Federal Claims seeking monetary damages resulting from DOE's failure to accept spent nuclear fuel for disposal. In decisions later that year, the court found liability on the part of DOE to the companies for breach of the standard contract, based upon the DOE's failure to begin disposal of spent nuclear fuel. The damages owed to YAEC, CYAPC and MYAPC as a result of DOE's failure to begin disposing of spent nuclear fuel is in litigation.

     Until the federal government begins accepting nuclear waste for disposal, nuclear generating plants will need to retain high-level waste and spent fuel onsite or make some other provisions for their storage. Seabrook is expected to have spent fuel storage capacity until at least 2008.

     The VY spent fuel pool is expected to be able to accommodate full-core removal through 2004. In 2003, VYNPC expects to install additional storage which would provide for full core off-load capability through 2008.

     Construction of dry spent fuel storage facilities, to hold the spent nuclear fuel generated at those facilities until the DOE accepts the fuel, is in progress at CY, MY and Yankee Rowe.

     LOW-LEVEL RADIOACTIVE WASTE

     The NU system currently has contracts to dispose of its low-level radioactive waste (LLRW) at two privately operated facilities in Clive, Utah and Barnwell, South Carolina. In July 2000, the Northeast Interstate Low Level Radioactive Waste Management Compact, consisting of Connecticut and New Jersey, accepted South Carolina as a new member and is now known as the Atlantic Compact. This arrangement entitles CY access to Barnwell through its dismantlement. This arrangement may eventually exclude other nuclear plants from accessing Barnwell. As a contingency, the NU system has plans that will allow for onsite storage of LLRW for at least 5 years.

     DECOMMISSIONING

     Based upon the NU system's most recent site-specific update of the decommissioning costs for Seabrook, the recommended decommissioning method continues to be immediate and complete dismantlement as soon as practical after its retirement. The table below sets forth the estimated Seabrook decommissioning costs for the NU system companies. The estimates are based on the latest site studies, stated in December 31, 2001 dollars.

                CL&P          NAEC        WMECO       NU System
                                  (Millions)

               $22.6         $199.9         $0          $222.5

     New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any nuclear units in that state. NAEC's costs for decommissioning Seabrook are billed by it to PSNH. PSNH recovered these costs from customers under the terms of its rate agreement through April 30, 2001. Effective May 1, 2001 (competition day), PSNH began to recover decommissioning costs as a stranded cost through the stranded cost recovery charge. CL&P is recovering its share of decommissioning costs through its systems benefit charge.

     During November 2001, the Nuclear Decommissioning Finance Committee
(NDFC) issued an order in Docket NDFC 2001-1 that decreased decommissioning
funding requirements from those previously approved.   The decrease in
funding requirements resulted from revisions in the decommissioning standard required by state statutes and an increase in the NDFC's estimate of the energy producing life of Seabrook. The NDFC order also updated the projected cost of decommissioning Seabrook to $556 million (in 2001 dollars). NAEC's and CL&P's shares of this cost are $199.9 million and $22.6 million, respectively. This is a significant reduction from the projected cost of decommissioning of $612.3 million if the decommissioning standards applied in an earlier docket were used.

     The revised decommissioning standard used by the NFDC to estimate the cost of decommissioning Seabrook was a commercial/industrial standard that recognized that the plant site will have nonnuclear commercial, industrial or other similar value after the cessation of nuclear operations. In addition, the decommissioning estimate took into account an increase in the operating life of Seabrook. In Dockets NDFC 98-1 and 2000-1, the operating life of Seabrook was estimated to be twenty-five years. In Docket NDFC 2001-1, the NDFC concluded that based on the "significantly improved" economic outlook for the nuclear generation and the fact that Seabrook has a "good operating record," Seabrook's operating life could be extended to thirty-six years, until October 2026, which is the current expiration date of its operating license. In addition, the funding requirements took into account recent changes to New Hampshire statutes related to decommissioning funding requirements when nuclear generation is sold to a nonutility. The schedules assume that up to 88 percent of Seabrook will be sold to a nonutility by December 31, 2002.

     Pursuant to the PSNH Settlement Agreement, upon a successful sale of NAEC's share of Seabrook, the existing Seabrook Power Contracts between PSNH and NAEC will be terminated. However, subsequent to such sale, PSNH may continue to be responsible for funding NAEC's former ownership share of its decommissioning liability, calculated on the basis of meeting the minimum funding required by the NRC by December 31, 2015, as determined by the NDFC. PSNH may enter into a new contract to provide for the payment of Seabrook nuclear decommissioning costs, with full recovery of the costs of that contract to be recoverable from PSNH's customers. Under no circumstances will PSNH's customers have any responsibility for increases in decommissioning funding above the amount calculated based upon the payment schedule as of the sale date.

     Pursuant to the Purchase and Sale Agreement (PSA) with Dominion for the sale of the Millstone units, upon the closing of the sale, the sellers were obligated to deliver to Dominion decommissioning funds in the amounts of $268.3 million for Unit 1, $253 million for Unit 2 and $244 million for Unit
3. With respect to Unit 3, the NU system companies delivered $178 million of the total amount turned over to Dominion. In addition, a "top off" payment of $52.6 million was made. Upon the closing, Dominion assumed full responsibility for decommissioning the three Millstone units, and NU shareholders, the NU system companies and their ratepayers have no further obligation related to decommissioning. Finally, the PSA required that Unit 1 be turned over to Dominion in "cold and dark" condition. Dominion and NU agreed that a number of projects required to achieve the "cold and dark" status had not been fully completed as of the date of the closing. Dominion and NU further agreed that the cost of the work to be completed was $10.4 million ($8.4 million for CL&P and $2.0 million for WMECO).

     As of December 31, 2001, the NU system recorded balances (at market) in the Seabrook external decommissioning trust funds as follows:

          CL&P      NAEC      WMECO      NU System
                        (Millions)

          $6.2      $55.5       $0         $61.7

     CYAPC, VYNPC and MYAPC are all collecting revenues for decommissioning from their power purchasers. The table below sets forth the NU system companies' estimated share of remaining decommissioning costs (and closure costs where applicable) of the Yankee Companies' units as of December 31, 2001. The estimates are based on the latest site studies. For information on the equity ownership of the NU system companies in each of the Yankee Companies' units and the proposed sale of VY, see "Electric Operations - Nuclear Generation - General."

            CL&P     PSNH      WMECO    NU system
                        (Millions)

  VY      $ 44.8     $18.8     $11.8    $  75.4
  CY*       78.3      11.3      21.5      111.1
  MY*       63.3      26.4      15.8      105.5
          ------     -----     -----     ------
 Total    $186.4     $56.5     $49.1     $292.0
          ======     =====     =====     ======

     * The costs shown include all of the expected future billings associated with the funding of decommissioning, recovery of remaining assets and other closure costs associated with the early retirement of Yankee Rowe, CY and MY as of December 31, 2001, which have been recorded as an obligation on the books of the NU system companies.

     As of December 31, 2001, the NU system's share of the external decommissioning trust fund balances (at market), which have been recorded on the books of the Yankee Companies, is as follows:

            CL&P     PSNH      WMECO    NU system
                        (Millions)

  VY      $ 28.2    $11.9      $ 7.4     $ 47.5
  CY*       95.4     13.8       26.3      135.4
 Rowe*      30.4      8.7        8.7       47.8
  MY*       18.9      7.9        4.7       31.4
          ------    -----      -----     ------
 Total    $172.9    $42.3      $47.1     $262.1
          ======    =====      =====     ======

     In July 2000, the FERC issued a letter approving an April 2000 settlement between CYAPC, the DPUC and the OCC on CY decommissioning. Significant terms of the settlement include (1) decommissioning collections of $16.7 million per year, fully funding decommissioning and spent fuel storage costs through 2023; (2) consolidation of the pre-1983 spent fuel trust into the decommissioning trust and lowering total decommissioning collections by $56 million over the next seven years; (3) ROE rate of six percent with no refunds of prior decommissioning or return on equity collections; and (4) an incentive/penalty mechanism for decommissioning. The effect of this settlement on CYAPC earnings is approximately $9.0 million, of which NU's share would be approximately $4.4 million.

     Effective in January 1996, YAEC began billing its sponsors, including CL&P, WMECO and PSNH, amounts based on a revised decommissioning cost estimate approved by the FERC. The YAEC filing assumes NRC license termination and completion of decommissioning activities by 2004. Billings to YAEC sponsor companies were completed in June 2000.

     In January 2001, NNECO filed a written notification with the NRC reporting that during a reconciliation and verification of Millstone spent nuclear fuel records, personnel concluded that the location of two full-length irradiated fuel pins could not be determined and were not properly tracked in the records. NNECO reported that the two fuel rods are from the same fuel assembly, which was disassembled in 1972 for inspection, and were displaced from the fuel assembly in 1974. NNECO further reported that records indicate that in 1979 and 1980 the displaced rods were physically verified to be stored in a canister in the Millstone 1 spent fuel pool, and that the rods and canister are no longer in the spent fuel pool location documented in 1979 and 1980. NNECO's report indicated that records retrieved to date do not document the relocation or disposition of the two fuel rods.

     On October 5, 2001, NU issued a report, following an extensive search, concerning two missing fuel pins at the retired Millstone 1 nuclear unit which was sold to DNCI. As of December 31, 2001, costs related to this search totaled $7.1 million. The report concluded that the pins are currently located in one of four facilities licensed to store low or high-level nuclear waste and that they are not a threat to public health and safety. A follow-up review by the NRC concluded that NU's investigation was thorough and complete and its conclusions were reasonable and supportable. The NRC is in agreement with NU that the fuel rods are stored in a licensed storage facility. It is possible that this proceeding could result in the issuance of a notice of violation and the imposition of civil penalties. Management cannot predict the likelihood of any such occurrence at this time.

                 OTHER REGULATORY AND ENVIRONMENTAL MATTERS

     ENVIRONMENTAL REGULATION

          GENERAL

     The NU system and its subsidiaries are subject to federal, state and local regulations with respect to water quality, air quality, toxic substances, hazardous waste and other environmental matters. Additionally, the NU system's major generation and transmission facilities may not be constructed or significantly modified without a review by the applicable state agency of the environmental impact of the proposed construction or modification. Compliance with environmental laws and regulations, particularly air and water pollution control requirements, may limit operations or require substantial investments in new equipment at existing facilities.

     SURFACE WATER QUALITY REQUIREMENTS

     The federal Clean Water Act requires every "point source" discharger of pollutants into navigable waters to obtain a National Pollutant Discharge Elimination System (NPDES) permit from the United States Environmental Protection Agency (EPA) or state environmental agency specifying the allowable quantity and characteristics of its effluent. NU system facilities are in the process of obtaining or renewing all required NPDES permits in effect. Compliance with NPDES and state water discharge permits has necessitated substantial expenditures, which are difficult to estimate, and may require further expenditures because of additional requirements that
could be imposed in the future.   For information regarding civil lawsuits
related to alleged violations of certain facilities' NPDES permits, see
"Item 3. Legal Proceedings."

     The Federal Oil Pollution Act of 1990 (OPA 90) sets out the requirements for facility response plans and periodic inspections of spill response equipment at facilities that can cause substantial harm to the environment by discharging oil or hazardous substances into the navigable waters of the United States and onto adjoining shorelines. The NU system companies are currently in compliance with the requirements of OPA 90. OPA 90 includes limits on the liability that may be imposed on persons deemed responsible for release of oil. The limits do not apply to oil spills caused by negligence or violation of laws or regulations. OPA 90 also does not preempt state laws regarding liability for oil spills. In general, the laws of the states in which the NU system owns facilities and through which the NU system transports oil could be interpreted to impose strict liability for the cost of remediating releases of oil and for damages caused by releases. The NU system currently carries general liability insurance in the total amount of $160 million annual coverage, which includes liability coverage for oil spills.

     AIR QUALITY REQUIREMENTS

     The Clean Air Act Amendments of 1990 (CAAA), as well as state laws in Connecticut, Massachusetts and New Hampshire, impose stringent requirements on emissions of sulfur dioxide (SO2) and nitrogen oxide (NOX) for the purpose of controlling acid rain and ground level ozone. In addition, the CAAA address the control of toxic air pollutants. Installation of continuous emissions monitors and expanded permitting provisions also are included. Compliance with CAAA requirements has cumulatively cost the NU system approximately $66 million as of December 31, 2001: $11 million for CL&P, $50 million for PSNH, $1 million for WMECO, and $4 million for HWP. In addition, PSNH expects to spend approximately $2.5 million a year for SO2 allowances and approximately $2.5 million for annual operational costs for NOX controls.

     Massachusetts and New Hampshire are both imposing significant emission reduction requirements on power plants, in addition to the Federal requirements. The cost for Mount Tom Station to meet its Massachusetts limit is estimated to be approximately $4 million. The situation in New Hampshire is complicated by the preliminary nature of the requirements and uncertainty regarding divestiture of the generating units. The recently estimated compliance costs to PSNH are approximately $4 million.

     HAZARDOUS WASTE REGULATIONS

     As many other industrial companies have done in the past, the NU system companies disposed of residues from operations by depositing or burying such materials on-site or disposing of them at off-site landfills or facilities. Typical materials disposed of include coal gasification waste, fuel oils, gasoline and other hazardous materials that might contain polychlorinated biphenyls (PCBs). It has since been determined that deposited or buried wastes, under certain circumstances, could cause groundwater contamination or create other environmental risks. The NU system has recorded a liability for what it believes is, based upon currently available information, its estimated environmental remediation costs for waste disposal sites for which the NU system companies expect to bear legal liability, and continues to evaluate the environmental impact of its former disposal practices. Under federal and state law, government agencies and private parties can attempt to impose liability on NU system companies for such past disposal. At December 31, 2001, the liability recorded by the NU system for its estimated environmental remediation costs for known sites needing remediation, including those sites described below, exclusive of recoveries from insurance or from third parties, was approximately $46.2 million, representing 47 sites. This total includes liabilities recorded by Yankee Gas of $22.9 million. All cost estimates were made in accordance with generally accepted accounting principles where remediation costs are probable and reasonably estimable. These costs could be significantly higher if alternative remedies become necessary.

     Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, commonly known as Superfund, the EPA has the authority to clean up or order the clean up of hazardous waste sites and to impose the clean up costs on parties deemed responsible for the hazardous waste activities on the sites. Responsible parties include the current owner of a site, past owners of a site at the time of waste disposal, waste transporters, and waste generators. The NU system currently is involved in four Superfund sites: one in New Jersey, one in New York, one in New Hampshire, and one in Kentucky, which could have a material impact on the NU system. The NU system has committed in the aggregate approximately $875,000 to its share of the clean up of these sites.

     The greatest liabilities currently relate to former manufactured gas plant (MGP) facilities which represent the largest share of future clean up costs. These facilities were owned and operated by predecessor companies to the NU system from the mid-1800's to mid-1900. Byproducts from the manufacture of gas using coal resulted in fuel oils, hydrocarbons, coal tar, metals and other waste products that may pose risks to human health and the environment. The NU system currently has partial or full ownership responsibilities at 28 former MGP sites. Of the total NU system liabilities, $41.8 million has been established to address future remediation costs at MGP sites.

     Other sites undergoing comprehensive investigations or remedial actions under state programs located in Connecticut, Massachusetts, New Hampshire or New Jersey include four former fuel oil releases, three landfills, three asbestos hazard abatement projects and five miscellaneous projects. To date, approximately $3.64 million has been established to address future remediation costs at these sites.

     In the past, the NU system has received other claims from government agencies and third parties for the cost of remediating sites not currently owned by the NU system but affected by past NU system disposal activities and may receive more such claims in the future. The NU system expects that the costs of resolving claims for remediating sites about which it has been notified will not be material, but cannot estimate the costs with respect to sites about which it has not been notified.

     ELECTRIC AND MAGNETIC FIELDS

     Published reports have discussed the possibility of adverse health effects from electric and magnetic fields (EMF) associated with electric transmission and distribution facilities and appliances and wiring in buildings and homes. Most researchers, as well as numerous scientific review panels considering all significant EMF epidemiological and laboratory studies to date, agree that current information remains inconclusive, inconsistent and insufficient for characterizing EMF as a health risk.

     Based on this information, management does not believe that a causal relationship between EMF exposure and adverse health effects has been established or that significant capital expenditures are appropriate to minimize unsubstantiated risks. The NU system companies have closely monitored research and government policy developments for many years and will continue to do so.

     If further investigation were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems, the industry could be faced with the difficult problem of delivering reliable electric service in a cost-effective manner while managing EMF exposures. To date, no courts have concluded that individuals have been harmed by EMF from electric utility facilities, but if utilities were to be found liable for damages, the potential monetary exposure for all utilities, including the NU system companies, could be enormous. Without definitive scientific evidence of a causal relationship between EMF and health effects, and without reliable information about the kinds of changes in utilities' transmission and distribution systems that might be needed to address the problem, if one is found, no estimates of the cost impacts of remedial actions and liability awards are available.

     FERC HYDROELECTRIC PROJECT LICENSING

     Federal Power Act licenses may be issued for hydroelectric projects for terms of 30 to 50 years as determined by the FERC. Upon the expiration of a license, any hydroelectric project so licensed is subject to reissuance by the FERC to the existing licensee or to others upon payment to the licensee of the lesser of fair value or the net investment in the project plus severance damages less certain amounts earned by the licensee in excess of a reasonable rate of return. FERC has also taken the position that under appropriate circumstances it may order decommissioning of hydroelectric projects.

     The NU system companies currently hold FERC licenses for 11 hydroelectric projects totaling 16 plants. In addition, the NU system companies own and operate five unlicensed hydroelectric projects that are currently deemed non-jurisdictional by FERC. These licensed and unlicensed hydroelectric projects are located in Connecticut, Massachusetts and New Hampshire and aggregate approximately 1,367 MW of capacity. CL&P's and WMECO's five licensed projects and four unlicensed projects with approximately 1,302 MW of capacity were transferred to NGC in March 2000. As part of the Settlement Agreement, PSNH has proposed to auction its seven hydroelectric projects (totaling nine plants) with approximately 65 MW of capacity upon approval of the agreement. Subsequently, the New Hampshire legislature deferred the sale of any PSNH fossil or hydroelectric facilities until at least February 2004.

     HWP sold its interests in the Holyoke hydroelectric project and transferred its FERC operating license to the City of Holyoke's Gas & Electric Department effective December 14, 2001.

     NGC's FERC licenses for operation of the Falls Village and Housatonic hydroelectric projects expired in August 2001. Annual operating licenses allow NGC to continue plant operations until new licenses are granted. A license application, which proposed to combine both projects under one license, was submitted to the FERC in August 1999. The Connecticut Department of Environmental Protection (CDEP) has issued its Section 401 water quality certification for the Housatonic River Project. The FERC has reviewed the application and issued a request for additional information. A partial response to FERC's additional information request was filed on February 7, 2002, and additional responses will be filed shortly. FERC is expected to issue notice that the projects as proposed are ready for environmental analysis within the next several months, with a draft environmental impact statement expected in the fall of 2002 and a final environmental impact statement in the fall of 2003.

     PSNH's FERC license for the Merrimack River Hydroelectric Project that consists of the Amoskeag, Hooksett and Garvins Falls hydroelectric generating stations expires on December 31, 2005. On December 29, 2000, PSNH filed a notice of intent with the FERC stating its plan to file an application for a new license by December 31, 2003. PSNH has begun formal consultations with federal and state resource agencies, as well as non-governmental organizations and the public. PSNH held two public meetings on January 16 and 17, 2002 to solicit comments from these parties on the significant resource issues they believe PSNH should address in its FERC license application. Limited comments were made at the public meetings and the parties have until March 18, 2002 to submit their written comments to PSNH. PSNH plans to file its final license application with the FERC no later than December 31, 2003. The FERC's review of license applications normally takes several years. If a new license is not issued by the expiration of the current license (December 31, 2005), it is expected that FERC will issue annual licenses under the same terms and conditions as the current license until a new license is issued.

                                  EMPLOYEES

     As of December 31, 2001, the NU system companies had 7,520 employees on their payrolls, of which 2,170 were employed by CL&P, 1,254 by PSNH, 410 by WMECO, 451 by Yankee Gas, 318 by NGS, 1,511 by NUSCO, 816 by NAESCO, 161 by Select and 429 by SESI. NU, NGC, NAEC, Mode 1, NUEI and SEPPI have no employees.

     On December 15, 2000, 498 employees of CL&P, PSNH, WMECO, HWP, NUSCO and
Yankee Gas were offered a voluntary separation program (VSP).   There were
346 employees who accepted the VSP. As of December 31, 2001, 298 employees have retired under the program and the remaining 48 are expected to retire between January 1, 2002 and March 1, 2002. Costs relating to the VSP for 2001 were approximately $93.3 million.

     In November 2001, CL&P announced a reorganization to reflect the separation of regulated from competitive services and to refocus the organization on distribution responsibilities. The reorganization began with the selection of new officers in December 2001, with further selection processes at subsequent management levels planned for the first quarter of 2002. The majority of the costs associated with the reorganization is attributable to restructuring in Connecticut and is not expected to impact earnings.

     Approximately 2,487 employees of CL&P, PSNH, WMECO, NAESCO, HWP, NUSCO and Yankee Gas are covered by 18 union agreements, which expire between May 31, 2002 and December 1, 2005.

ITEM 2.  PROPERTIES

     The physical properties of the NU system are owned or leased by subsidiaries of NU. CL&P's properties are located either on land which is owned in fee or on land, as to which CL&P owns perpetual occupancy rights adequate to exclude all parties except possibly state and federal governments, which has been reclaimed and filled pursuant to permits issued by the United States Army Corps of Engineers. The principal properties of PSNH are held by it in fee. In addition, PSNH leases space in an office building under a 30-year lease expiring in 2002. In March of 2002, PSNH is expected to move its office space to a refurbished former PSNH generating station site. A major portion of WMECO's properties are owned in fee. NAEC owns a 35.98 percent interest in Seabrook and approximately 560 acres of exclusion area land located around the unit. In addition, CL&P, PSNH and WMECO have certain data processing equipment, vehicles, and office space that are leased. Also CL&P and WMECO have certain substation equipment that they lease. With few exceptions, the NU system companies' lines are located on or under streets or highways, or on properties either owned or leased, or in which the Company has appropriate rights, easements or permits from the owners.

     Yankee Gas' property consists primarily of its gas distribution facilities including distribution lines (mains and services), meter, valves, pressure regulators and flow controllers. Yankee Gas owns various propane facilities with a combined storage capacity equivalent to approximately 245,000 Mcf. Yankee Gas also owns service buildings in Meriden, Waterbury, Norwalk, and Danielson, Connecticut. NorConn Properties, Inc. owns and leases to Yankee Gas a service building in East Windsor, Connecticut, while the Ansonia, Danbury and Waterford, Connecticut buildings are rented. Yankee Gas' customer information center is located in Wethersfield, Connecticut and its corporate headquarters are located in Berlin, Connecticut.

     CL&P, NGC and Yankee Gas's properties are subject to the lien of each company's respective first mortgage indentures. In addition, CL&P's interest in transmission assets is subject to second mortgage liens for the benefit of PCRBs. Various properties are also subject to minor encumbrances which do not substantially impair the usefulness of the properties to the owning company.

     The NU system companies' properties are well maintained and are in good operating condition.

TRANSMISSION AND DISTRIBUTION SYSTEM

     At December 31, 2001, the NU system companies owned 104 transmission and 356 distribution substations that had an aggregate transformer capacity of 17,106,556 kilovoltamperes (kVa) and 9,087,294 kVa, respectively; 3,075 circuit miles of overhead transmission lines ranging from 69 kilovolt (kV) to 345 kV, and 196 cable miles of underground transmission lines ranging from 69 kV to 138 kV; 33,342 pole miles of overhead and 2,254 conduit bank miles of underground distribution lines; and 428,564 line transformers in service with an aggregate capacity of 18,640,000 kVa.

     ELECTRIC GENERATING PLANTS

     As of December 31, 2001, the electric generating plants of the NU system companies and the NU system companies' entitlement in the generating plant of the VYNPC were as follows (See "Item 1. Business - Nuclear Generation" for information on ownership and operating results for the year):

                                                                     Claimed
                                                         Year      Capability*
Owner        Plant Name (Location)          Type       Installed   (kilowatts)
-----        --------------------           ----       ---------   -----------

CL&P
             Seabrook (Seabrook, NH)       Nuclear        1990         47,135
             VT Yankee (Vernon, VT)        Nuclear        1972         45,189
                                                                    ---------
             Total Nuclear-Steam Plants    ( 2 units)                  92,324
                                                                    ---------
             Total CL&P Generating Plants  ( 2 units)                  92,324
                                                                    =========

PSNH
             VT Yankee (Vernon, VT)        Nuclear        1972         18,999
                                                                    ---------
             Total Nuclear-Steam Plants    ( 1 unit)                   18,999
             Total Fossil-Steam Plants     ( 6 units)   1952-74     1,020,280
             Total Hydro-Conventional      (20 units)   1917-83        67,930
             Total Internal Combustion     ( 5 units)   1968-70       103,594
                                                                    ---------
             Total PSNH Generating Plants  (32 units)               1,210,803
                                                                    =========

WMECO
             VT Yankee (Vernon, VT)        Nuclear        1972         11,904
                                                                    ---------
             Total Nuclear-Steam Plants    ( 1 unit)                   11,904
             Total Hydro-Conventional      ( 3 units)     1930         33,960**
                                                                    ---------
             Total WMECO Generating Plants ( 4 units)                  45,864
                                                                    =========

NAEC         Seabrook (Seabrook, NH)       Nuclear        1990        417,751
                                                                    =========

HWP          Mt. Tom (Holyoke, MA)       Fossil-Steam     1960        147,000
                                                                    =========

NGC          Total Hydro-Conventional      (36 units)    1903-55      157,930
             Total Hydro-Pumped Storage    ( 7 units)    1928-73    1,109,000
             Tunnel (Preston, CT)          ( 1 unit)      1969         20,800
                                                                    ---------
             Total NGC Generating Plants   (44 units)               1,287,730
                                                                    =========
NU system
             Seabrook (Seabrook, NH)       Nuclear        1990       464,886
             VT Yankee (Vernon, VT)        Nuclear        1972        76,092
                                                                   ---------
             Total Nuclear-Steam Plants    ( 2 units)                540,978
             Total Fossil-Steam Plants     ( 7 units)    1952-74   1,167,280
             Total Hydro-Conventional      (59 units)    1903-83     259,820
             Total Hydro-Pumped Storage    ( 7 units)    1928-73   1,109,000
             Total Internal Combustion     ( 6 units)    1968-70     124,394
                                                                   ---------
             Total NU system Generating Plants
               Including Vermont Yankee    (81 units)              3,201,472
                                                                   =========
               Excluding Vermont Yankee    (80 units)              3,125,380
                                                                   =========

  * Claimed capability represents winter ratings as of December 31, 2001.

 ** Total Hydro-Conventional capability includes the Cobble Mtn. plant's
    33,960 kilowatts which is leased from the City of Springfield, MA.

     FRANCHISES

     CL&P. Subject to the power of alteration, amendment or repeal by the General Assembly of Connecticut and subject to certain approvals, permits and consents of public authority and others prescribed by statute, CL&P has, subject to certain exceptions not deemed material, valid franchises free from burdensome restrictions to provide electric transmission and distribution services in the respective areas in which it is now supplying such service.

     In addition to the right to provide electric transmission and distribution services as set forth above, the franchises of CL&P include, among others, limited rights and powers, as set forth in Title 16 of the Connecticut General Statutes and the special acts of the General Assembly constituting its charter, to manufacture, generate, purchase and sell electricity at retail, including to provide standard offer, backup, and default service, to sell electricity at wholesale to other utility companies and municipalities and to erect and maintain certain facilities on public highways and grounds, all subject to such consents and approvals of public authority and others as may be required by law. The franchises of CL&P include the power of eminent domain.

     PSNH. The NHPUC, pursuant to statutory requirement, has issued orders granting PSNH exclusive franchises free from burdensome restrictions to distribute electricity in the respective areas in which it is now supplying such service.

     In addition to the right to distribute electricity as set forth above, the franchises of PSNH include, among others, rights and powers to manufacture, generate, purchase, and transmit electricity, to sell electricity at wholesale to other utility companies and municipalities and to erect and maintain certain facilities on certain public highways and grounds, all subject to such consents and approvals of public authority and others as may be required by law. The franchises of PSNH include the power of eminent domain.

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

     Pursuant to the Massachusetts restructuring legislation, the DTE is required to define service territories for each distribution company, including WMECO, based on the service territories actually served on July 1, 1997, and following municipal boundaries to the extent possible. The DTE has not yet defined service territories. After these service territories are established by the DTE, until they are terminated by effect of law or otherwise, the distribution company shall have the exclusive obligation to provide distribution service to all retail customers within its service territory, and no other person shall provide distribution service within such service territory without the written consent of such distribution company.

     HWP and Holyoke Power and Electric Company (HP&E). HWP, and its wholly owned subsidiary HP&E, are authorized by their charters to conduct their businesses in the territories served by them. HWP's electric business is subject to the restriction that sales be made by written contract in amounts of not less than 100 horsepower to purchasers who use the electricity in their own business in the counties of Hampden or Hampshire, Massachusetts and cities and towns in these counties, and customers who occupy property in which HWP has a financial interest, by ownership or purchase money mortgage. HWP also has certain dam and canal and related rights, all subject to such consents and approvals of public authorities and others as may be required by law. The two companies have locations in the public highways for their transmission and distribution lines. Such locations are granted pursuant to the laws of Massachusetts by the Department of Public Works of Massachusetts or local municipal authorities and are of unlimited duration, but the rights thereby granted are not vested. Such locations are for specific lines only and, for extensions of lines in public highways, further similar locations must be obtained from the Department of Public Works of Massachusetts or the local municipal authorities. HP&E has no retail service territory area and sells electric power exclusively at wholesale. In connection with the sale of certain of HWP's and HP&E's assets to the city of Holyoke Gas and Electric Department (HGEE) effective December 2001, HWP agreed to cause the charters of HWP HP&E to be amended to eliminate their rights to distribute electricity at retail in Holyoke and surrounding towns unless other sellers can legally compete with HG&E, and not to exercise such rights prior to such amendment.

     NGC. NGC is an exempt wholesale generator and, as it currently operates its business, is not regulated by the DPUC or the DTE. FERC's authorization for exempt wholesale generators to sell electric power at wholesale market-based rates typically contains an exemption from much of the traditional public utility company rate regulation. As a wholesaler of power, NGC is a "public utility" subject to the Federal Power Act. The market-based authorization that NGC has received from FERC exempts NGC from some, but not all, of the Federal Power Act regulations, including traditional cost-based rate regulation. However, because NGC is a wholesale marketer that owns its own generation facilities, NGC is required to file information concerning long-term transactions and quarterly transaction summaries with FERC.

ITEM 3.  LEGAL PROCEEDINGS

1. Connecticut Superior Court - Connecticut Attorney General Civil Lawsuit and Appeal

In 1997, the Attorney General for the State of Connecticut (AG) initiated a civil lawsuit, on behalf of the CDEP, in Connecticut Superior Court against NNECO and NUSCO for violations of the Millstone water discharge permit and Connecticut water discharge regulations. In 1998, the Superior Court approved a settlement between NNECO and the AG. The settlement required NNECO to pay a $700,000 civil penalty and expend $500,000 to fund three supplemental environmental projects. Additionally, the settlement requires NNECO to perform two environmental audits of its water compliance program, have a third-party review of the first NNECO audit and inform the CDEP of major changes to its environmental management system. The first audit and the third party review have been completed. The second required water compliance audit by NNECO has been completed and the audit report was submitted to the CDEP for review on January 5, 2001. On June 13, 2001, the CDEP certified that NNECO and NUSCO had fully complied with all settlement requirements.

2.   Con Edison/NU - Merger Appeals and Related Litigation

On March 5, 2001, Consolidated Edison, Inc. (Con Edison) advised NU that it was unwilling to close its merger with NU on the terms set forth in the parties' October 13, 1999 Agreement and Plan of Merger, as amended and restated as of January 11, 2000 (Merger Agreement). That same day, NU notified Con Edison that it would treat Con Edison's refusal to proceed with the merger as a repudiation and breach of the Merger Agreement, and would file suit to obtain the benefits of the transaction for NU shareholders. On March 6, 2001, Con Edison filed suit in the United States District Court for the Southern District of New York (District Court) seeking a declaratory judgment that it has been relieved of its obligation to proceed with the merger due to, among other things, NU's alleged breach of the Merger Agreement and the alleged occurrence of a "Material Adverse Change" with respect to NU as that term is defined in the Merger Agreement. Con Edison also contends that it is entitled to recover damages from NU equal to the benefits it would have received if the merger had been consummated (which it calculates as 82 percent of the approximately $1.57 billion in total synergy savings that the parties had expected to achieve in the merger) together with the costs incurred in preparing for and seeking approval of the merger. NU believes that Con Edison's claim for damages is without merit and, in any event, that Con Edison's proposed measure of damages is inappropriate. On March 12, 2001, NU filed suit against Con Edison in the District Court seeking damages in excess of $1 billion arising from Con Edison's breach of the Merger Agreement.

On May 11, 2001, in accordance with a stipulation of the parties and order of the District Court, Con Edison filed an amended complaint in which it added claims seeking damages for breach of contract, fraudulent inducement and negligent misrepresentation. On June 1, 2001, NU answered Con Edison's amended complaint, denying all of its material allegations and asserting affirmative defenses, and asserted a counterclaim seeking damages in excess of $1 billion against Con Edison for breach of the Merger Agreement. NU subsequently dismissed its March 12 complaint as duplicative of the June 1 counterclaim. On June 8, 2001, Con Edison answered NU's counterclaim, denying its material allegations and asserting affirmative defenses.

The parties substantially completed fact discovery in the litigation on December 21, 2001, and are currently conducting expert discovery. The case schedule currently calls for the parties to be prepared for trial on or after June 21, 2002; however, no trial date has yet been set by the Court.

In addition, separate petitions were filed with the DPUC asking that its merger approval be rescinded or reversed. The DPUC reopened its docket approving the merger and asked parties to comment on the question of whether a date certain should be imposed for consummation of the merger and whether that date should be January 31, 2002. On January 30, 2002, the DPUC issued a decision establishing January 31, 2002 as the deadline for merger consummation.

At this early stage of the litigation, management can predict neither the outcome of this matter nor its ultimate effect on NU. For related information, see Part I, Item 1. "Business - Mergers and Acquisitions."

3.   Millstone Station - Damage to Fish Population Lawsuits

On April 20, 2000, two fishermen, Aldred Madeira, Jr. and Timothy F. Madieros, brought a lawsuit against NNECO and NUSCO in New London Superior Court alleging two counts: common law nuisance and tortious interference with a business expectancy. Dominion Nuclear Connecticut, Inc. (DNC) has since been added as an additional defendant. The lawsuit alleges that Millstone has engaged in various actions, including entrainment of winter flounder, that has caused the two fishermen to suffer damages. The suit seeks compensatory and punitive damages as well as temporary and permanent injunctions to suspend Millstone operations during the winter flounder spawning season, conversion of Millstone to a closed-cooling system, or in the alternative, permanent shutdown. On March 11, 2002, all claims for injunctive relief by the plaintiffs were dismissed. This matter remains pending before the Complex Litigation Docket in Connecticut Superior Court with discovery of information between the parties underway.

On August 23, 2001, two additional fishermen, James Engelmann and Michael Stepski, brought a similar lawsuit to the Madeira and Madieros action against NNECO, NUSCO and DNC in Superior Court alleging two counts: common law nuisance and tortious interference with a business expectancy. Like the earlier suit, this action seeks compensatory and punitive damages as well as temporary and permanent injunctions to suspend Millstone operations during the winter flounder spawning season and conversion of the Millstone facility to a closed cooling system. This matter is also pending before the Complex Litigation Docket in Connecticut Superior Court and is in the early stages of litigation. As in the Madeira matter above, all claims for injunctive relief by the plaintiffs were dismissed on March 11, 2002.

On April 26, 2000, another lawsuit was filed in Connecticut Superior Court against NUSCO, NNECO and the Commissioner of the CDEP challenging the validity of previously issued CDEP emergency and temporary authorizations allowing Millstone to discharge wastewater not expressly authorized by the facility's NPDES permit. The suit sought a temporary and permanent injunction against operations at Millstone 1, 2 and 3. On August 30, 2000, NNECO filed a motion to dismiss, and on October 16, 2000, NNECO's motion was granted. Plaintiffs have since filed an appeal, which remains pending, with the Connecticut Appellate Court.

On April 13, 2001, the Connecticut Coalition Against Millstone (CCAM), the STAR Foundation and Joseph Besade notified NNECO and DNC by letter of their intent to bring a citizen suit action under the provisions of the Clean Water Act. Sixty days notice is required before any action can be brought. The notification letter alleges Clean Water Act violations at Millstone Station and challenges the validity of Millstone Station's NPDES permit and related emergency water discharge authorizations and DEP's authority to transfer both the NPDES permit and emergency authorizations to DNC. As of this date, no action has been brought by CCAM.

4.   Sale of Millstone to Dominion Nuclear Connecticut, Inc.

On February 20, 2001, the CCAM filed in Connecticut Superior Court an appeal of the DPUC's decision approving the sale of Millstone to DNC. CCAM alleges that the final decision violates the Connecticut general statutes on multiple grounds and requests that the decision be reversed and vacated. On March 2, 2001, CCAM filed a motion to stay, which was heard by the court on March 12, 2001. On March 26, 2001, CCAM's appeal was dismissed. On April 16, 2001, plaintiffs filed an appeal with the Connecticut Appellate Court. On February 21, 2002, the court dismissed CCAM's appeal.

On March 8, 2001, CCAM and other parties also filed a lawsuit in Connecticut Superior Court against the CDEP, NNECO and DNC challenging (1) the validity of Millstone's NPDES permit (Permit) and a previously issued CDEP emergency authorization allowing Millstone to discharge wastewater not expressly authorized by the facility's Permit, and (2) CDEP's authority to transfer both Millstone's permit and emergency authorization to DNC. On March 29, 2001, CCAM's request for a temporary restraining order (TRO) enjoining CDEP from transferring both the Permit and emergency authorization to DNC prior to a full hearing was denied. Subsequently, on July 19, 2001, the entire matter was dismissed. CCAM has since filed an appeal, which remains pending, with the Connecticut Appellate Court.

On March 12, 2001, the Millstone Station Employees Association (MSEA) filed in Connecticut Superior Court a request for a stay of the DPUC's approval of the sale of Millstone pending resolution of certain employee pension issues. The DPUC and CL&P have moved to dismiss the stay request on various grounds. No hearing date has been established.

For further information on the sale of the Millstone units, see Item I, "Business - Rates and Electric Industry Restructuring" and "- Nuclear Generation."

5.   Federal Energy Regulatory Commission (FERC) - Installed Capability
     (ICAP) Deficiency Charge

Pursuant to a series of FERC decisions, the price for ICAP in New England has fluctuated since 1998, prior to which the price was $8.75 per kilowatt-month. In March 2001, FERC reinstituted the $8.75 charge effective April 1, 2001 and placed a $0.17 charge into effect from August 1, 2001 to April 2, 2001.

In March 2001 opponents of the $8.75 charge filed an appeal in the First Circuit Court of Appeals (First Circuit). The court issued a stay, thus keeping the $0.17 charge in effect. In June 2001, the First Circuit issued its decision supporting the $8.75 charge and lifting its stay. In strong language, the court generally called the $0.17 charge non-complying and stated that FERC's original rejection of the $0.17 was well justified. The court permitted FERC to reinstate the $8.75 charge "at once" or at a "future date." In the interim, Independent System Operator - New England (ISO-NE) filed a proposed ICAP charge of $4.87, which FERC accepted as "cost based" and made effective September 1, 2001. FERC also directed ISO-NE to file by December 3, 2001 a report on alternatives to the ICAP requirement, particularly the feasibility of a forward reserves market and using demand side management to meet reserve capacity needs.

In July 2001, NU filed an appeal of the FERC orders imposing the $0.17 rate from August 1, 2000 to April 1, 2001. In December 2001, FERC denied rehearing its order allowing the $0.17 rate during the court stay period, April through August 2001. NU recently appealed this decision to the First Circuit and expects consolidation with the prior pending case.

In its December 3, 2001 report on alternatives to the ICAP requirement, ISO-NE proposed an interim advance ICAP purchase requirement but indicated that other ICAP improvements would be implemented with the Standard Market Design (scheduled for late 2002 or early 2003) and that it intended to develop a forward reserves market thereafter. The ISO's interim advance purchase requirement proposal was filed with FERC in late December 2001. Subsequently, ISO-NE published the results of its study on the cost of new peaking units in New England which suggests that the level of a cost based ICAP deficiency charge would be $6.15 rather than $4.87.

6.   Retirement Plan Litigation

This matter involves four separate but related federal court lawsuits by nineteen former employees of NUSCO, WMECO and CL&P who retired between 1991 and 1994. The complaints generally allege that the Company breached its fiduciary duties to the plaintiffs by making affirmative misrepresentations that caused them to retire prematurely, since as a result of these alleged misrepresentations they came to believe incorrectly that no particular future enhancement of employee benefits was being seriously considered at the time by the Company.

The cases will be tried together in a summary bench trial in the United States District Court in Hartford, Connecticut. The trial is scheduled to begin on April 29, 2002 and is expected to conclude in mid-May 2002.

7.   Holyoke Power and Electric Company

In July of 1998, Holyoke Power and Electric Company (HP&E) entered into a contract with Bridgeport Energy, LLC (Bridgeport), a subsidiary of Duke Energy, to purchase installed capability at a rate of $3.125 per kilowatt per month through April 30, 2004. This contract was subsequently assigned to
Select Energy, Inc. (Select Energy).   The contract contains a clause that
allowed either party to terminate the contract upon 30 days prior notice if FERC, NEPOOL or ISO-NE (1) eliminates ICAP or (2) makes material changes to ICAP that materially adversely affect the parties and such changes can't be resolved through negotiation.

When ISO-NE filed with FERC in May 2000 to eliminate the ICAP product, Select
Energy sought to terminate the contract.   Pending the resolution of the ICAP
issues at FERC and in court, the parties entered into a series of agreements to preserve their rights to argue whether the contract should be terminated, during which time Bridgeport continued to supply, and Select Energy
continued to pay for, the ICAP.   In June 2001, Select discontinued
purchasing the ICAP from Bridgeport.   In July 2001, Select Energy filed a
complaint in Connecticut Superior Court, requesting the court to declare that the contract was terminated as of June 2000, asking for an order that the contract was effectively terminated in June 2000 and requesting damages for the above-market portion of its payment. Bridgeport filed a complaint in Connecticut Superior Court shortly thereafter, alleging that Select Energy is in default under the contract and owes damages from June of 2000 through the remainder of the term of the contract. The complaint states that Bridgeport's actual damages for the period from June 2001 through September 2001 were in excess of $5 million.

The complaints have been transferred to the complex litigation docket of the court, and the trial judge has set a scheduling order contemplating a trial in October 2003. Given the uncertainty concerning a decision by the First Circuit Court of Appeals on the ICAP issues, it is difficult to predict the outcome of this litigation.

8.   NRG Power Marketing, Inc. - Congestion Charges Litigation

On November 28, 2001, CL&P filed a complaint against NRG Power Marketing, Inc.
(NRG) in Connecticut Superior Court alleging breach of contract arising from the failure of NRG to pay congestion charges due under the Standard Offer Wholesale Sales Agreement (Agreement) between the parties. CL&P seeks recovery of $13,882,750, the outstanding congestion charges due through September 30, 2001, together with all such charges which continue to accrue under the Agreement. On December 20, 2001, NRG filed a petition for removal to U.S. District Court for the District of Connecticut. NRG filed its answer and counterclaim on February 1, 2002. For its counterclaim, NRG seeks recovery of $1,181,774, which claims to have paid CL&P in error for congestion charges incurred during January and February, 2000. Discovery is pending and is currently scheduled to be completed on or before September 30, 2002.

9.   Other Legal Proceedings

The following sections of Item 1. "Business" discuss additional legal proceedings: See "Rates and Electric Industry Restructuring" for information about various state restructuring proceedings and civil lawsuits related thereto; "Regulated Electric Operations" and "Regulated Gas Operations" for information about proceedings relating to power, transmission and pricing issues; "Regulated Electric Operations - Nuclear Generation" and "Regulated Electric Operations - Nuclear Plant Performance" for information related to nuclear plant performance, nuclear fuel enrichment pricing, high-level and low-level radioactive waste disposal, decommissioning matters, and NRC regulation; "Other Regulatory and Environmental Matters" for information about proceedings involving surface water and air quality, toxic substances and hazardous waste, electric and magnetic fields, licensing of hydroelectric projects, and other matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No event that would be described in response to this item occurred with respect to NU, CL&P, PSNH, WMECO, or NGC.


                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

     NU. The common shares of NU are listed on the New York Stock Exchange. The ticker symbol is "NU," although it is frequently presented as "Noeast Util" and/or "NE Util" in various financial publications. The high and low sales prices for the past two years, by quarters, are shown below.

     Year           Quarter          High          Low

     2001           First          $23.5600      $16.8000
                    Second          20.7500       17.3500
                    Third           20.7900       18.3000
                    Fourth          19.2500       16.9500

     2000           First          $21.5000      $18.0000
                    Second          23.1250       20.8125
                    Third           23.9600       21.5000
                    Fourth          24.5600       18.2500

     As of January 31, 2002, there were 76,028 common shareholders of record of NU. As of the same date, there were a total of 133,983,973 common shares issued, including 4,389,180 unallocated ESOP shares held in the ESOP trust.

     On January 9, 2001, the NU Board of Trustees approved the payment of a 10 cent per share dividend, payable on March 31, 2001, to shareholders of record as of March 1, 2001.

     On April 9, 2001, the NU Board of Trustees approved the payment of a 10 cent per share dividend, payable on June 29, 2001, to shareholders of record as of June 1, 2001.

     On June 28, 2001, the NU Board of Trustees approved the payment of a
12.5 cent per share dividend, payable on September 28, 2001, to shareholders of record as of September 1, 2001.

     On October 9, 2001, the NU Board of Trustees approved the payment of a
12.5 cent per share dividend, payable on December 31, 2001, to shareholders of record as of December 1, 2001.

     On January 11, 2000, the NU Board of Trustees approved the payment of a 10 cent per share dividend, payable on March 31, 2000, to shareholders of record as of March 1, 2000. The record date for this dividend was changed on January 31, 2000 to March 6, 2000, to provide Yankee shareholders who received NU common shares the opportunity to receive the dividend following the Yankee merger.

     On April 11, 2000, the NU Board of Trustees approved the payment of a 10 cent per share dividend, payable on June 30, 2000, to shareholders of record as of June 1, 2000.

     On July 11, 2000, the NU Board of Trustees approved the payment of a 10 cent per share dividend, payable on September 29, 2000, to shareholders of record as of September 1, 2000.

     On October 10, 2000, the NU Board of Trustees approved the payment of a 10 cent per share dividend, payable on December 29, 2000, to shareholders of record as of December 1, 2000.

     Information with respect to dividend restrictions for NU and its subsidiaries is contained in Item 1. Business under the caption "Financing Program - Financing Limitations" and in Note (b) to the "Consolidated Statements of Shareholders' Equity" on page 30 of NU's 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

     CL&P, PSNH, WMECO, and NGC. The information required by this item is not applicable because the common stock of CL&P, PSNH, WMECO, and NGC is held solely by NU.

ITEM 6.  SELECTED FINANCIAL DATA

     NU. Reference is made to information under the heading "Selected Consolidated Financial Data" contained on page 51 of NU's 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

     CL&P. Reference is made to information under the heading "Selected Consolidated Financial Data" contained on page 43 of CL&P's 2001 Annual Report, which information is incorporated herein by reference.

     PSNH. Reference is made to information under the heading "Selected Consolidated Financial Data" contained on page 38 of PSNH's 2001 Annual Report, which information is incorporated herein by reference.

     WMECO. Reference is made to information under the heading "Selected Consolidated Financial Data" contained on page 38 of WMECO's 2001 Annual Report, which information is incorporated herein by reference.

     NGC. Reference is made to information under the heading "Selected Financial Data" contained on page 23 of NGC's 2001 Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; AND

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     NU. Reference is made to information under the heading "Management's Discussion and Analysis and Results of Operations" contained on pages 15 through 25 of NU's 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

     CL&P. Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 1 through 12 of CL&P's 2001 Annual Report, which information is incorporated herein by reference.

     PSNH. Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 1 through 10 of PSNH's 2001 Annual Report, which information is incorporated herein by reference.

     WMECO. Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 1 through 10 of WMECO's 2001 Annual Report, which information is incorporated herein by reference.

     NGC. Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 1 through 5 of NGC's 2001 Annual Report, which information is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     NU. Reference is made to information under the headings "Company Report," "Report of Independent Public Accountants," "Consolidated Statements of Income," "Consolidated Statements of Comprehensive Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Consolidated Statements of Capitalization," "Consolidated Statements of Income Taxes," "Notes to Consolidated Financial Statements," and "Consolidated Statements of Quarterly Financial Data" contained on pages 26 through 50 of NU's 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

     CL&P. Reference is made to information under the headings "Report of Independent Public Accountants," "Consolidated Statements of Income," "Consolidated Statements of Comprehensive Income," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholder's Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Consolidated Quarterly Financial Data" contained on pages 13 through 43 of CL&P's 2001 Annual Report, which information is incorporated herein by reference.

     PSNH. Reference is made to information under the headings "Report of Independent Public Accountants," "Consolidated Statements of Income," "Consolidated Statements of Comprehensive Income," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholder's Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Consolidated Quarterly Financial Data" contained on pages 11 through 38 of PSNH's 2001 Annual Report, which information is incorporated herein by reference.

     WMECO. Reference is made to information under the headings "Report of Independent Public Accountants," "Consolidated Statements of Income," "Consolidated Statements of Comprehensive Income," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholder's Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Consolidated Quarterly Financial Data" contained on pages 11 through 38 of WMECO's 2001 Annual Report, which information is incorporated herein by reference.

     NGC. Reference is made to information under the headings "Report of Independent Public Accountants," "Statements of Income," "Statements of Comprehensive Income," "Balance Sheets," "Statements of Common Stockholder's Equity," "Statements of Cash Flows," "Notes to Financial Statements," and "Quarterly Financial Data" contained on pages 6 through 23 of NGC's 2001 Annual Report, which information is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

On March 15, 2002, the Company's Board of Trustees, acting on the recommendation of its Audit Committee decided to no longer engage Arthur Andersen LLP (Arthur Andersen or AA) as the Company's independent public accountants. This determination followed the Company's decision to seek proposals from other independent accountants to audit the Company's consolidated financial statements for the year ending December 31, 2002.

Arthur Andersen's reports on the Company's consolidated financial statements for each of the years ended 2001, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001, 2000 and 1999 and through the date hereof, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to AA's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Arthur Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16 is a copy of AA's letter, dated March 22, 2002, stating its agreement with such statements.

Effective March 15, 2002, the Board of Trustees, based on upon a recommendation of its Audit Committee, retained Deloitte & Touche as its independent auditors to audit the Company's consolidated financial statements for the year ending December 31, 2002. The decision to retain Deloitte & Touche will be submitted to shareholders for nonbinding ratification at the Company's 2002 Annual Meeting of Stockholders to be held on May 14, 2002.

During the years ended December 31, 2001 and 2000 and through the date hereof, the Company did not consult Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

The Declaration of Trust of the Company does not require that its shareholders ratify the selection of our independent auditors. If the appointment of Deloitte & Touche is ratified, the Board of Trustees and its Audit Committee may, in their discretion, change the appointment at any time during the year if they determine that such change would be in the best interests of the Company and its shareholders. If the shareholders do not ratify the appointment, the Board of Trustees and its Audit Committee will reconsider whether or not to retain Deloitte & Touche but may retain Deloitte & Touche if they deem it to be in the best interests of the Company and its shareholders.



                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

NU.

     In addition to the information provided below concerning the executive officers of NU, incorporated herein by reference is the information contained in the sections "Proxy Statement," "Election of Trustees," "Board Committees and Responsibilities," and "Section 16(a) Beneficial Ownership Reporting Compliance," of the definitive proxy statement for solicitation of proxies by NU's Board of Trustees, dated March 25, 2002, which will be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

                         Positions
         Name              Held
----------------------   ---------
Gregory B. Butler (*)    VP, SEC, GC
John H. Forsgren (*)     EVP, CFO, VC, T
Cheryl W. Grise (*)      P
Bruce D. Kenyon (*)      P
Michael G. Morris (*)    CHB, P, CEO, T
Gary D. Simon (*)        OTH
Lisa J. Thibdaue (*)     OTH


CL&P.
                         Positions
         Name              Held
----------------------   ---------
David H. Boguslawski     VP, D
Gregory B. Butler (*)    OTH
John H. Forsgren (*)     OTH
Cheryl W. Grise (*)      OTH, D
Michael G. Morris (*)    OTH
Leon J. Olivier (*)      P, COO, D
Lisa J. Thibdaue (*)     OTH


PSNH.

                         Positions
         Name              Held
----------------------   ---------
David H. Boguslawski     VP, D
Gregory B. Butler (*)    OTH
John C. Collins          D
John H. Forsgren (*)     OTH, D
Cheryl W. Grise (*)      OTH, D
Gerald Letendre          D
Gary A. Long (*)         P, COO, D
Michael G. Morris (*)    CH, CEO, D
Jane E. Newman           D
Lisa J. Thibdaue (*)     OTH


WMECO.

                         Positions
         Name              Held
----------------------   ---------
David H. Boguslawski     VP, D
Gregory B. Butler (*)    OTH
James E. Byrne           D
John H. Forsgren (*)     OTH, D
Cheryl W. Grise (*)      OTH, D
Kerry J. Kuhlman (*)     P, COO, D
Paul J. McDonald         D
Michael G. Morris (*)    CH, CEO, D
Melinda M. Phelps        D
Lisa J. Thibdaue (*)     OTH


NGC.

                         Positions
         Name              Held
----------------------   ---------
Gregory B. Butler (*)    OTH
John H. Forsgren (*)     OTH
Bruce D. Kenyon (*)      P, D
Michael G. Morris (*)    OTH
William J. Nadeau        VP, D
Frank P. Sabatino        VP, D
William W. Schivley      D
Gary D. Simon (*)        OTH

* Executive Officer

Key:
CEO  -  Chief Executive Officer     OTH  -  Executive Officer of
CFO  -  Chief Financial Officer              Registrant because of policy-
CH   -  Chairman                             making function for NU System
CHB  -  Chairman of the Board       P    -  President
COO  -  Chief Operating Officer     SEC  -  Secretary
D    -  Director                    SVP  -  Senior Vice President
EVP  -  Executive Vice President    T    -  Trustee
GC   -  General Counsel             VP   -  Vice President
                                    VC   -  Vice Chairman

          Name           Age  Business Experience During Past 5 Years
----------------------   ---  ---------------------------------------
David H. Boguslawski     47   Vice President - Transmission Business of
                              CL&P, PSNH and WMECO since May 1, 2001 and a
                              Director of CL&P, PSNH and WMECO since June 30,
                              1999; previously Vice President - Energy
                              Delivery of CL&P, PSNH and WMECO, from
                              September 1996 to May 2001.

Gregory B. Butler        44   Vice President, Secretary and General
                              Counsel of NU since May 1, 2001; previously
                              Vice President-Governmental Affairs of NUSCO from January 1997 to May 2001; Vice President of Federal Affairs at New England Electric
                              System from January 1995 to December 1996; and senior counsel for Niagara Mohawk Power
                              Corporation from December 1992 to January 1995.

James E. Byrne           47   Partner, Finneran, Byrne & Dreshsler,
                              L.L.P., since 1982.  Director of WMECO since
                              September 17, 1999.

John C. Collins (1)      56   Chief Executive Officer, Dartmouth-
                              Hitchcock Clinic, Dartmouth-Hitchcock Medical
                              Center since 1977.  Director of PSNH since
                              October 19, 1992.

John H. Forsgren (2)     55   Vice Chairman of NU since May 1, 2001;
                              Executive Vice President and Chief Financial
                              Officer of NU since February 1, 1996; Director of WMECO since June 10, 1996 and of PSNH since
                              August 5, 1996; Executive Vice President and
                              Chief Financial Officer of CL&P, PSNH, and
                              WMECO from February 1996 to June 1999 and of
                              NGC from January 1999 to June 1999. Director of CL&P from June 1996 to June 1999 and of NGC from December 1998 to June 1999.

Cheryl W. Grise          49   President - Utility Group of NU since
                              May 2001; President of CL&P from May 2001 to
                              September 2001 and a Director of CL&P since
                              May 1, 2001, PSNH since May 14, 2001 and WMECO since June 2001; previously Senior Vice
                              President, Secretary and General Counsel of NU from July 1998 to May 2001, Senior Vice
                              President, Secretary and General Counsel of
                              CL&P, and PSNH and Senior Vice President,
                              Secretary, Assistant Clerk and General Counsel of WMECO from July 1998 to June 1999 and Senior
                              Vice President, Secretary and General Counsel of NGC from January 1999 to June 1999;
                              previously Director of CL&P and WMECO (January
                              1994 through November 1997) and PSNH  (February
                              1995 through November 1997); Senior Vice
                              President and Chief Administrative Officer of
                              CL&P and PSNH, and Senior Vice President of
                              WMECO from 1995 to 1998.

Bruce D. Kenyon (3)      59   President-Generation Group of NU since
                              March 1, 1999, President of NGC since January 4,
                              1999 and a Director of NGC since December 29,
                              1998; President-Generation Group of CL&P,
                              PSNH and WMECO from March 1999 to June 1999;
                              previously President-Nuclear Group of NU, CL&P,
                              PSNH and WMECO from September 1996 to March
                              1999, a Director of CL&P and WMECO from
                              September 1996 to June 1999, and a Director of
                              PSNH from November 1997 to June 1999.

Kerry J. Kuhlman         51   President and Chief Operating Officer
                              of WMECO since April 1999; previously Vice
                              President-Customer  Operations of WMECO from
                              October 1998 to April 1999; Vice President-
                              Central Region of CL&P   from August 1997 to
                              October 1998; and Vice President-Eastern Region of CL&P from July 1994 to August 1997.

Gerald Letendre (4)      60   President, Diamond Casting & Machine Co.,
                              Inc. since 1972.  Director of PSNH since
                              October 19, 1992.

Gary A. Long             50   President and Chief Operating Officer
                              and a Director of PSNH since July 1, 2000 and a Director of PSNH; previously Senior Vice
                              President-PSNH of PSNH from February 2000 through June 2000 and Vice President-Customer
                              Service and Economic Development of PSNH from
                              January 1994 to February 2000.

Paul J. McDonald (5)     58   Advisor to the Board of Directors,
                              Friendly Ice Cream Corporation since January
                              2000;  Director of WMECO since September 17,
                              1999. Previously Senior Executive Vice
                              President and Chief Financial Officer, Friendly
                              Ice Cream Corporation, from 1986 to 1999.

Michael G. Morris (6)    55   Chairman of the Board, President and Chief
                              Executive Officer and a Trustee of NU and a Director of PSNH and WMECO since August 19,
                              1997, Chairman and Chief Executive Officer of
                              PSNH from August 1997 through March 2000 and since May 14, 2001 and Chairman of PSNH from
                              March 1, 2000 to July 2000, Chairman of WMECO from August 1997 and Chairman and Chief
                              Executive Officer of WMECO from June 30, 1999;
                              Chairman and a Director of CL&P from August
                              1997 to June 1999; Chairman and Chief Executive
                              Officer of NGC from January 1999 to June 1999 and a Director of NGC from December 1998 to June 1999; previously President and Chief
                              Executive Officer of Consumers Power Company from 1994 to 1997.

William J. Nadeau (7)    51   Vice President - Northeast Generation
                              Services Company since January 4, 1999; Vice
                              President and a Director of NGC since June 1,
                              2000; Vice President-Fossil/Hydro Engineering and Operations of CL&P, PSNH and WMECO from July 1998 to March 2001; previously Director-
                              Fossil and Hydro, Massachusetts region (WMECO,
                              HWP) from September 1995 to June 1998.

Jane E. Newman (8)       56   Executive Dean, Harvard University's
                              John F. Kennedy School of Government since July
                              2000;  Director of PSNH since October 19, 1992.
                              Previously Managing Director, The
                              CommerceGroup, LLC, a strategic communications company, from January 1999 to July 2000; and Dean, Whittemore School of Business and
                              Economics of the University of New Hampshire from January 1998 to January 1999; Executive
                              Vice President and Director of Exeter Trust
                              Company from 1995 to 1997.

Leon J. Olivier          53   President and Chief Operating Officer
                              and a Director of CL&P since September 2001;
                              previously Senior Vice President of Entergy
                              Nuclear Corp. from April 2001 to September
                              2001; Senior Vice President and Chief Nuclear
                              Officer of Northeast Nuclear Energy Company from October 1998 to May 2001; Senior Vice
                              President, Nuclear of Boston Edison Company from 1997 to October 1998.

Melinda M. Phelps        45   Partner, Bulkley, Richardson &
                              Gelinas, LLP since January 1, 2001; Director of
                              WMECO since September 17, 1999. Previously of counsel to Bulkley, Richardson & Gelinas, LLP, from May 2000 through December 2000 and partner, Keyes and Donnellan, P.C., from 1992 to 2000.

Frank P. Sabatino        53   Senior Vice President-Power Marketing
                              of Select Energy, Inc. since April 4, 1999 and
                              Vice President and a Director of NGC since
                              June 1, 2000; Senior Vice President-Power
                              Marketing of NUSCO from April 1999 to June 1999;
                              previously Vice President-Wholesale Marketing of CL&P and WMECO from June 1994 to December
                              1998.

William W. Schivley (9)  55   President of Select Energy, Inc. since
                              August 1999 and a Director of NGC since March 1,
                              2000; previously Executive Vice President and Chief Operating Officer for CMS Marketing
                              Services and Trading Company from January 1997 to August 1999 and President of CMS Gas and
                              Electric Marketing from January 1992 to January
                              1997.

Gary D. Simon (10)       53   Senior Vice President-Enterprise
                              Development and Analysis of NUSCO since May 6,
                              2000; Senior Vice President-Strategy and
                              Development of NUSCO from April 1998 to May
                              2000. Previously Senior Director, Electric
                              Power for Cambridge Energy Research Associates from 1989 to 1998.

Lisa J. Thibdaue (11)    48   Vice President-Rates, Regulatory Affairs
                              and Compliance of NUSCO since January 1998;
                              Vice President-Rates, Regulatory Affairs and
                              Compliance of CL&P, PSNH and WMECO from January
                              1998 to June 1999; previously Executive
                              Director, Rates and Regulatory Affairs,
                              Consumers Power Company from 1996 to 1998.

 (1) Mr. Collins is a Director of Blue Cross and Blue Shield of Vermont, The Vermont Health Plan, and Hamden Assurance Company Limited.
 (2) Mr. Forsgren is a Director of NEON Communications, Inc. and The Circle Trust Company and a member of the Board of Regents of Georgetown University.
 (3) Mr. Kenyon is a Trustee of Columbia College and Director of Connecticut Yankee Atomic Power Company.
 (4) Mr. Letendre is a Director of the National Association of Manufacturers (Washington, DC).
 (5) Mr. McDonald is a Director of CIGNA Investments Inc. and Polytainer's, LLC (Toronto, Canada).
 (6) Mr. Morris is a Director of the Institute of Nuclear Power Operations, the Nuclear Energy Institute, the Edison Electric Institute, the Association of Edison Illuminating Companies, Nuclear Electric Insurance Limited, Connecticut Business & Industry Association, the Webster Financial Corporation, and the Spinnaker Exploration Co. Mr. Morris is also a Regent of Eastern Michigan University.
 (7)  Mr. Nadeau is a Director of Connecticut Yankee Atomic Power Company.
 (8)  Ms. Newman is a Director of Citizens Advisors.
 (9)  Mr. Schivley is a Director of Monitor Sugar Company.
 (10) Mr. Simon is a Director of NEON Communications, Inc.
 (11) Ms. Thibdaue is a Director of Connecticut Water Service Company.

     There are no family relationships between any director or executive officer and any other director or executive officer of NU, CL&P, PSNH, WMECO or NGC.

ITEM 11.  EXECUTIVE COMPENSATION

NU.

     Incorporated herein by reference is the information contained in the sections "Executive Compensation", "Pension Benefits", "Trustee Compensation", "Employment Contracts and Termination of Employment Arrangements", "Compensation Committee Report on Executive Compensation" and "Share Performance Chart" of the definitive proxy statement for solicitation of proxies by NU's Board of Trustees, dated March 25, 2002, which will be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.



                                        SUMMARY COMPENSATION TABLE
CL&P, PSNH, WMECO, NGC

     The following tables present the cash and non-cash compensation received by the Chief Executive
Officer and the next four highest paid executive officers of CL&P, PSNH, WMECO and NGC accordance with
Rules of the Securities and Exchange Commission (SEC):
---------------------------------------------------------------------------------------------------------------
                              Annual Compensation                              Long-Term Compensation
                              -------------------               -----------------------------------------------
                                                                         Awards                   Payouts
                                                                ------------------------- ---------------------
                                                                Restricted   Securities    Long-Term   All
                                                                   Stock     Underlying    Incentive   Other
                                                   Other Annual   Award(s)  Options/Stock   Program   Compen-
    Name and                 Salary                Compensation     ($)      Appreciation   Payouts  sation ($)
Principal Position    Year    ($)     Bonus ($)    ($) Note 1)   (Note 2)    Rights (#)       ($)     (Note 3)
---------------------------------------------------------------------------------------------------------------

Michael G. Morris     2001  900,000     869,805        -            -          220,000         -       27,000
Chairman of the
Board, President      2000  830,770   1,200,000        -            -          140,000         -       27,236
and Chief Executive
Officer of NU and     1999  783,173   1,253,300      92,243      348,611       118,352         -       23,210
Chairman and Chief
Executive Officer of
PSNH and WMECO

John H. Forsgren      2001  524,423     200,000        -            -           98,000         -        5,100
Vice Chairman,
Executive Vice        2000  444,615     450,000        -            -           36,000         -        5,100
Chief Financial
President and         1999  429,904     400,000        -         122,682        32,852       87,003    12,888
Officer of NU

Bruce D. Kenyon       2001  515,000     150,000        -            -           34,000         -       15,450
President -
Generation Group      2000  504,616     475,000        -            -           20,000         -       16,274
of NU and President
of NGC (in NGC table  1999  500,000        -           -          77,690        20,804      462,500    15,000
only)

Cheryl W. Grise       2001  338,654     180,000        -            -           76,000         -       10,119
President -
Utility Group of NU   2000  279,616     290,000        -            -           23,000         -        8,795
(in CL&P, PSNH and
WMECO tables only)    1999  244,712     250,000        -          73,612        19,712         -       82,247

Gary D. Simon         2001  236,539      70,000        -            -           14,000         -        7,096
Senior Vice
President -           2000  231,539     200,000        -            -           18,000         -        6,946
Enterprise
Development and       1999  226,635     200,000        -          61,333        16,424         -        4,982
Analysis of NUSCO
(in NGC table only)

Gregory B. Butler     2001  189,269      70,000        -            -            7,600         -        5,100
Vice President,
Secretary and         2000  174,462     105,000        -            -            9,000      72,995      5,100
General Counsel of
NU and NUSCO          1999  168,635      94,000        -          31,892         8,540         -        4,800

Lisa J. Thibdaue      2001  193,539      60,000        -            -            8,500         -        5,100
Vice President -
Rates, Regulatory     2000  187,154     115,000        -            -            9,500         -        5,100
Affairs and
Compliance of NUSCO   1999  181,635     112,000        -          30,667         8,212         -        4,800
(in CL&P, PSNH and
WMECO tables only)



                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------
                                       Individual Grants                                 Grand Date Value
                                       -----------------                                 ----------------
                          Number of        % of Total
                          Securities      Options/SARs
                          Underlying       Granted to      Exercise or                   Grant Date
                         Options/SARs       Employees      Base Price     Expiration       Present
Name                      Granted (#)     in Fiscal Year     ($/sh)          Date         Value ($)
-----------------------------------------------------------------------------------------------------------
Michael G. Morris        120,000              14.47          21.03         2/27/2011    1,006,800 (Note 4)
                         100,000              12.06          20.06         6/28/2011      803,000 (Note 5)

John H. Forsgren          33,000               3.98          21.03         2/27/2011      276,870 (Note 4)
                          65,000               7.84          20.06         6/28/2011      521,950 (Note 5)

Bruce D. Kenyon           34,000               4.10          21.03         2/27/2011      228,745 (Note 4)

Cheryl W. Grise           26,000               3.14          21.03         2/27/2011      218,140 (Note 4)
                          50,000               6.03          20.06         6/28/2011      401,500 (Note 5)

Gary D. Simon             14,000               1.69          21.03         2/27/2011      117,460 (Note 4)

Gregory B. Butler          7,600               0.92          21.03         2/27/2011       63,764 (Note 4)

Lisa J. Thibdaue           8,500               1.03          21.03         2/27/2011       71,315 (Note 4)





                                   AGGREGATED OPTIONS/SAR EXERCISES IN LAST
                                   FISCAL YEAR AND FY-END OPTION/SAR VALUES
-------------------------------------------------------------------------------------------------------
                     Shares With
                     Respect to                 Number of Securities         Value of Unexercised
                        Which                  Underlying Unexercised             In-the-Money
                      SARs Were    Value            Options/SARs                  Options/SARs
                      Exercised   Realized     at Fiscal Year End (#)        at Fiscal Year End ($)
     Name               (#)         ($)      Exercisable   Unexercisable   Exercisable   Unexercisable
-------------------------------------------------------------------------------------------------------
Michael G. Morris        -           -         698,475      344,451         4,256,831        83,783

John H. Forsgren       50,471     326,800      107,085      132,950           155,390        29,483

Bruce D. Kenyon        38,253     260,312       41,772       54,268            65,323        18,670

Cheryl W. Grise        24,490     166,654       33,724       97,904            52,402        17,690

Gary D. Simon            -           -          73,198       50,226           170,384        61,713

Gregory B. Butler        -           -          15,868       16,448            24,783         7,666

Lisa J. Thibdaue         -           -          16,172       17,572            24,665         7,369


Notes to Summary Compensation and Option/SAR Grants Tables:

  1.  Other annual compensation for Mr. Morris consists of 1999 relocation expense reimbursements.

  2.  At December 31, 2001, the aggregate restricted stock holdings by the five individuals named in the table for CL&P, WMECO and PSNH were 13,556 shares with a value of $238,992 and for NGC were 14,332 shares with a value of $252,673.  Awards shown for 1999 vested one-third on February 23, 2000, one-third on February 23, 2001, and one-third on February 23, 2002.  No restricted stock was awarded in 2001.  Dividends paid on restricted stock are either paid out or reinvested into additional shares.

  3.  "All Other Compensation" for 2001 consists of employer matching contributions under the Northeast
      Utilities Service Company 401k Plan, generally available to all eligible employees ($5,100 for each named officer), and matching contributions under the Deferred Compensation Plan for Executives
      (Mr. Morris - $21,900, Mrs. Grise - $5,019, Mr. Kenyon - $10,350, Mr. Simon - $1,996).

  4.  These options were granted on February 27, 2001 under the Incentive Plan.  All options granted vest one-third on February 27, 2002, one-third on February 27, 2003 and one-third on February 27, 2004.
      Valued using the Black-Scholes option pricing model, discounted by 5.71% to reflect the risk of forfeiture, with the following assumptions:  Volatility: 25.96 percent (36 months of monthly data);
      Risk-free rate:  5.23 percent; Dividend yield: 0.94 percent; Exercise date: February 27, 2011.

  5.  These options were granted on June 28, 2001 under the Incentive Plan.  All options granted vest one-third on June 28, 2002, one-third on June 28, 2003 and one-third on June 28, 2004.  Valued using the Black-Scholes option pricing model, discounted by 5.71% to reflect the risk of forfeiture, with the following assumptions: Volatility: 26.38 percent (36 months of monthly data); Risk-free rate:
      5.63 percent; Dividend yield: 1.12 percent; Exercise date: June 28, 2011.


                        PENSION BENEFITS

   The tables on the following pages show the estimated annual retirement benefits payable to an executive officer of Northeast Utilities upon retirement, assuming that retirement occurs at age 65 and that the officer is at that time not only eligible for a pension benefit under the Northeast Utilities Service Company Retirement Plan (the Retirement Plan) but also eligible for either the make-whole benefit or the make-whole benefit plus the target benefit under the Supplemental Executive Retirement Plan for Officers of Northeast Utilities System Companies (the Supplemental Plan). The Supplemental Plan is a non-qualified pension plan providing supplemental retirement income to system officers. The make-whole benefit under the Supplemental Plan, available to all officers, makes up for benefits lost through application of certain tax code limitations on the benefits that may be provided under the Retirement Plan, and includes as "compensation" awards under the executive incentive plans and deferred compensation (as earned). The target benefit further supplements these benefits and is available to officers at the Senior Vice President level and higher who are selected by the Board of Trustees to participate in the target benefit and who remain in the employ of Northeast Utilities companies until at least age 60 (unless the Board of Trustees sets an earlier age).

   Mr. Forsgren and Mrs. Grise are currently eligible for a make-whole plus a target benefit. Messrs. Kenyon, Simon, and Butler and Ms. Thibdaue are eligible for the make-whole benefit but not the target benefit.

   Mr. Kenyon's Employment Agreement provides specially calculated retirement benefits, based on his previous arrangement with South Carolina Electric and Gas, which supplement his make-whole benefit under the Supplemental Plan. If Mr. Kenyon retires with at least three years of service with the Company, he will be deemed to have two extra years of service for purpose of his special retirement benefit. If after achieving three years of service he voluntarily terminates employment following a "substantial change in responsibilities resulting from a material change in the business of Northeast Utilities," he will be deemed to have an additional year of service for purpose of his special retirement benefit, and if he retires with at least three years of service with the Company, he will receive a lump sum payment of $500,000. Mr. Kenyon has met these service-related milestones.

   Mr. Morris's Employment Agreement provides that upon retirement after reaching the fifth anniversary of his employment date (or upon disability or termination without cause or following a change of control, as defined) he will be entitled to receive a special retirement benefit calculated by applying the benefit formula of the CMS Energy/Consumers Energy Company (CMS) Supplemental Executive Retirement Plan to all compensation earned from the Northeast Utilities system (the Company) and to all service rendered to the Company and CMS. If Mr. Morris retires after age 60, his special retirement benefit will be no less than that which he would have received had he been eligible for a make-whole benefit plus a target benefit under the Supplemental Plan.

   Mr. Forsgren's Employment Agreement provides for supplemental pension benefits based on crediting up to ten years additional service and providing payments equal to 25 percent of salary for up to 15 years following retirement, reduced by four percentage points for each year that his age is less than 65 years at retirement. In addition, if Mr. Forsgren retires after age 58, he will be eligible for a make-whole plus a target benefit under the Supplemental Plan based on crediting three extra years of service, unreduced for early commencement.

         ANNUAL BENEFIT FOR OFFICERS ELIGIBLE FOR MAKE-WHOLE BENEFIT
    Final                     Years of Credited Service
   Average
 Compensation
                  15           20         25           30         35
 $   200,000    $ 43,605    $ 58,139    $ 72,674    $ 87,209    $101,744
     250,000      54,855      73,139      91,424     109,709     127,994
     300,000      66,105      88,139     110,174     132,209     154,244
     350,000      77,355     103,139     128,924     154,709     180,494
     400,000      88,605     118,139     147,674     177,209     206,744
     450,000      99,855     133,139     166,424     199,709     232,994
     500,000     111,105     148,139     185,174     222,209     259,244
     600,000     133,605     178,139     222,674     267,209     311,744
     700,000     156,105     208,139     260,174     312,209     364,244
     800,000     178,605     238,139     297,674     357,209     416,744
     900,000     201,105     268,139     335,174     402,209     469,244
   1,000,000     223,605     298,139     372,674     447,209     521,744
   1,100,000     246,105     328,139     410,174     492,209     574,244
   1,200,000     268,605     358,139     447,674     537,209     626,744

                  ANNUAL BENEFIT FOR OFFICERS ELIGIBLE FOR
                       MAKE-WHOLE PLUS TARGET BENEFIT
   Final                  Years of Credited Service
  Average
Compensation
                  15          20          25        30          35
$  200,000   $ 72,000      $ 96,000   $120,000   $120,000     $120,000
   250,000     90,000       120,000    150,000    150,000      150,000
   300,000    108,000       144,000    180,000    180,000      180,000
   350,000    126,000       168,000    210,000    210,000      210,000
   400,000    144,000       192,000    240,000    240,000      240,000
   450,000    162,000       216,000    270,000    270,000      270,000
   500,000    180,000       240,000    300,000    300,000      300,000
   600,000    216,000       288,000    360,000    360,000      360,000
   700,000    252,000       336,000    420,000    420,000      420,000
   800,000    288,000       384,000    480,000    480,000      480,000
   900,000    324,000       432,000    540,000    540,000      540,000
 1,000,000    360,000       480,000    600,000    600,000      600,000
 1,100,000    396,000       528,000    660,000    660,000      660,000
 1,200,000    432,000       576,000    720,000    720,000      720,000

    The benefits presented in the tables above are based on a straight life annuity beginning at age 65 and do not take into account any reduction for joint and survivorship annuity payments. Final average compensation for purposes of calculating the target benefit is the highest average annual compensation of the participant during any 36 consecutive months compensation was earned. Final average compensation for purposes of calculating the make-whole benefit is the highest average annual compensation of the participant during any 60 consecutive months compensation was earned. Compensation for these benefits takes into account the annual compensation shown in the Summary Compensation Table and long term incentive compensation but does not include employer matching contributions under the 401k Plan. In the event that an officer's employment terminates because of disability, the retirement benefits shown above would be offset by the amount of any disability benefits payable to the recipient that are attributable to contributions made by Northeast Utilities and its subsidiaries under long term disability plans and policies.

    As of December 31, 2001, the executive officers named in the Summary Compensation Table had the following years of credited service for purposes of the Supplemental Plan: Mr. Kenyon - 7, Mr. Forsgren - 5, Mrs. Grise - 21, Mr. Simon - 3, Mr. Butler - 5, and Ms. Thibdaue - 4. Mr. Morris had 23 years of service for purposes of his special retirement benefit. In addition, Mr. Forsgren had 10 years of service for purposes of his supplemental pension benefit and would have 25 years of service for such purpose if he were to retire at age 65.

COMPENSATION OF DIRECTORS

    During 2001 each non-employee Director of PSNH and WMECO was compensated at an annual rate of $10,000 cash, and received $500 for each meeting attended of the Board of Directors or, in the case of PSNH, its committees. A non-employee Director who participates in a meeting of the Board of Directors or any of its committees by conference telephone receives $300 per meeting. Also, committee chairs were compensated at an additional annual rate of $1,500.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

    Northeast Utilities has entered into an employment agreement with Mr. Morris and Northeast Utilities Service Company (NUSCO) has entered into employment agreements with each of the other named executive officers except Messrs. Simon and Butler and Ms. Thibdaue, who participate in the Special Severance Program for Officers of Northeast Utilities Companies. The agreements and the Special Severance Program are also binding on Northeast Utilities and on each majority-owned subsidiary of Northeast Utilities.

    Each agreement obligates the officer to perform such duties as may be directed by the NUSCO Board of Directors or the Northeast Utilities Board of Trustees, protect the Company's confidential information, and refrain, while employed by the Company and for a period of time thereafter, from competing with the Company in a specified geographic area. Each agreement provides that the officer's base salary will not be reduced below certain levels without the consent of the officer, and that the officer will participate in specified benefits under the Supplemental Executive Retirement Plan or other supplemental retirement programs (see Pension Benefits, above) and/or in certain executive incentive programs at specified incentive opportunity levels.

    Each agreement provides for a specified employment term and for automatic one-year extensions of the employment term unless at least six months' notice of non-renewal is given by either party. The employment term may also be ended by the Company for "cause", as defined, at any time (in which case no supplemental retirement benefit, if any, shall be due), or by the officer on thirty days' prior written notice for any reason. Absent "cause", the Company may remove the officer from his or her position on sixty days' prior written notice, but in the event the officer is so removed and signs a release of all claims against the Company, the officer will receive one or two years' base salary and annual incentive payments, specified employee welfare and pension benefits, and vesting of stock appreciation rights, options and restricted stock.

    Under the terms of the agreements and the Special Severance Program, upon any termination of employment following a change of control, as defined, between (a) the earlier of the date shareholders approve a change of control transaction or a change of control transaction occurs and (b) the earlier of the date, if any, on which the Board of Trustees abandons the transaction or the date two years following the change of control, if the officer signs a release of all claims against the Company, the officer will be entitled to certain payments including a multiple (not to exceed three) of annual base salary, annual incentive payments, specified employee welfare and pension benefits, and vesting of stock appreciation rights, options and restricted stock. Certain of the change of control provisions may be modified by the Board of Trustees prior to a change of control, on at least two years' notice to the affected officer(s).

    Besides the terms described above, the agreements of Messrs. Morris, Kenyon and Forsgren provide for a specified salary, cash, restricted stock and/or stock options upon employment, special incentive programs and/or special retirement benefits. See Pension Benefits, above, for further description of these provisions. The agreements of Mr. Forsgren and Mrs. Grise were supplemented during 2001 to provide for special deferred compensation of $520,000 and $500,000, respectively, vesting in even installments (adjusted to reflect investment performance) on June 28, 2002, 2003 and 2004, so long as such officer remains in the employ of Northeast Utilities Service Company, and vesting sooner in the event of a change of control of the Company or involuntary termination without cause.

    Letter agreements reflecting the terms of employment of Messrs. Simon and Butler and Ms. Thibdaue provide for specified salary, cash, restricted stock or stock options upon employment.

The descriptions of the various agreements set forth above are for purpose of disclosure in accordance with the proxy and other disclosure rules of the SEC and shall not be controlling on any party; the actual terms of the agreements themselves determine the rights and obligations of the parties.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

NU.

    Incorporated herein by reference is the information contained in the sections "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of Management" of the definitive proxy statement for solicitation of proxies by NU's Board of Trustees, dated March 25, 2002, which will be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

CL&P, PSNH, WMECO and NGC.

    NU owns 100% of the outstanding common stock of registrants CL&P, PSNH, and WMECO. NU owns 100% of the outstanding common stock of NU Enterprises, Inc., which in turn owns 100% of the outstanding common stock of NGC. As of February 27, 2002, the Directors and Executive Officers of CL&P, PSNH, WMECO and NGC beneficially owned the number of shares of each class of equity securities of NU listed below. No equity securities of CL&P, PSNH, WMECO or NGC are owned by the Directors and Executive Officers of CL&P, PSNH, WMECO and NGC. Unless otherwise noted, each Director and Executive Officer of CL&P, PSNH, WMECO and NGC has sole voting and investment power with respect to the listed shares.

Title of                            Amount and Nature of    Percent of
 Class       Name                    Beneficial Ownership      Class

NU Common    David H. Boguslawski (1)           30,349         (2)
NU Common    Gregory B. Butler    (3)           33,969         (2)
NU Common    James E. Byrne                     None           (2)
NU Common    John C. Collins                    None           (2)
NU Common    John H. Forsgren     (4)          149,132         (2)
NU Common    Cheryl W. Grise      (5)           78,813         (2)
NU Common    Bruce D. Kenyon      (6)          133,710         (2)
NU Common    Kerry J. Kuhlman     (7)           20,565         (2)
NU Common    Gerald Letendre                    None           (2)
NU Common    Gary A. Long         (8)           18,784         (2)
NU Common    Paul J. McDonald                      500         (2)
NU Common    Michael G. Morris    (9)          890,925         (2)
NU Common    William J. Nadeau   (10)           17,709         (2)
NU Common    Jane E. Newman                     None           (2)
NU Common    Leon J. Olivier                    None           (2)
NU Common    Melinda M. Phelps                  None           (2)
NU Common    Frank P. Sabatino   (11)           56,734         (2)
NU Common    William W. Schivley (12)           44,357         (2)
NU Common    Gary D. Simon       (13)          114,081         (2)
NU Common    Lisa J. Thibdaue    (14)           30,713         (2)

Amount beneficially owned by Directors and Executive Officers as a group:

                                    Amount and Nature of    Percent of
Company    Number of Persons        Beneficial Ownership    Outstanding

CL&P                7                    1,213,910               (2)
PSNH               10                    1,232,685               (2)
WMECO              10                    1,234,966               (2)
NGC                 8                    1,440,617             1.08%

(1) Includes 24,016 shares that could be acquired by Mr. Boguslawski pursuant to currently exercisable options and 462 shares held under the Northeast Utilities Employee Share Purchase Plan II as to which Mr. Boguslawski has sole voting but no dispositive power.

(2) As of February 27, 2002, there were 133,748,279 common shares of NU outstanding. The percentage of such shares beneficially owned by any Director or Executive Officer of CL&P, PSNH, WMECO or NGC and by all of the Directors and Executive Officers of each of CL&P, PSNH and WMECO does not exceed one percent.

(3) Includes 24,249 shares that could be acquired by Mr. Butler pursuant to currently exercisable options and 796 shares held in an ESOP as to which Mr. Butler has sole voting power but no dispositive power.

(4) Includes 141,035 shares that could be acquired by Mr. Forsgren pursuant to currently exercisable options and 5,382 restricted shares as to which Mr. Forsgren has sole voting and no dispositive power.

(5) Includes 56,626 shares that could be acquired by Mrs. Grise pursuant to currently exercisable options, 4,844 restricted shares as to which Mrs. Grise has sole voting and no dispositive power, and 265 shares held by Mrs. Grise's husband as custodian for her children, with whom she shares voting and dispositive power.

(6) Includes 66,705 shares that could be acquired by Mr. Kenyon pursuant to currently exercisable options, 501 shares held under the Northeast Utilities Employee Share Purchase Plan II as to which Mr. Kenyon has sole voting but no dispositive power, and 1,212 shares held in an ESOP as to which Mr. Kenyon has sole voting power but no dispositive power.

(7) Includes 14,331 shares that could be acquired by Ms. Kuhlman pursuant to currently exercisable options.

(8) Includes 13,183 shares that could be acquired by Mr. Long pursuant to currently exercisable options.

(9) Includes 816,258 shares that could be acquired by Mr. Morris pursuant to currently exercisable options, 1,262 shares held under the Northeast Utilities Employee Share Purchase Plan II as to which Mr. Morris has sole voting but no dispositive power, 23,407 restricted shares as to which Mr. Morris has sole voting and no dispositive power, and 922 shares held in an ESOP as to which Mr. Morris has sole voting power but no dispositive power.

(10) Includes 13,183 shares that could be acquired by Mr. Nadeau pursuant to currently exercisable options.

(11) Includes 34,280 shares that could be acquired by Mr. Sabatino pursuant to currently exercisable options and 670 shares held under the Northeast Utilities Employee Share Purchase Plan II as to which Mr. Sabatino has sole voting but no dispositive power.

(12) Includes 30,916 shares that could be acquired by Mr. Schivley pursuant to currently exercisable options, 383 shares held in an ESOP as to which Mr. Schivley has sole voting power but no dispositive power.

(13) Includes 108,090 shares that could be acquired by Mr. Simon pursuant to currently exercisable options, and 564 shares held in an ESOP as to which Mr. Simon has sole voting power but no dispositive power.

(14) Includes 24,909 shares that could be acquired by Ms. Thibdaue pursuant to currently exercisable options and 575 shares held in an ESOP as to which Mr. Thibdaue has sole voting power but no dispositive power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements:

          The Report of Independent Public Accountants and financial statements of CL&P, PSNH, WMECO, and NGC are hereby incorporated by reference and made a part of this report (see "Item 8. Financial Statements and Supplementary Data").

          Report of Independent Public Accountants
          on Schedules                                                   S-1

          Consent of Independent Public Accountants                      S-2

     2.   Schedules:

          Financial Statement Schedules for NU (Parent),
          NU and Subsidiaries, CL&P and Subsidiaries,
          PSNH and Subsidiaries, and WMECO and Subsidiary
          are listed in the Index to Financial
          Statements Schedules                                           S-3


     3.   Exhibits Index                                                 E-1

(b)  Reports on Form 8-K:

     NU filed a current report on Form 8-K dated January 23, 2001, disclosing:

     o   NU's earnings press release for the fourth quarter and full year 2000.

     NU filed a current report on Form 8-K dated February 28, 2001 disclosing:

     o NU's news release formally seeking Con Edison's assurance of intent to close merger.

     NU filed a current report on Form 8-K dated March 5, 2001, disclosing:

     o NU declares Con Edison in breach of merger agreement. NU to sue Con Edison to recover value of merger for NU shareholders.

     NU filed a current report on Form 8-K dated March 12, 2001, disclosing:

     o NU filed suit in the U.S. District Court for the Southern District seeking for itself and its shareholders in excess of $1 billion in damages arising from Con Edison's breach of the merger agreement.

     NU filed a current report on Form 8-K dated March 22, 2001, disclosing:

     o NU's news release announcing revised 2000 earnings and confirming 2001 projected earnings.

     NU and CL&P filed current reports on Form 8-K dated March 30, 2001, disclosing:

     o The closing on the sale of $1.44 billion of rate reduction certificates through CL&P's subsidiary, CL&P Funding LLC.

     o The closing on the sale of substantially all of the Millstone units to DNCI.

     WMECO filed a current report on Form 8-K dated March 30, 2001, disclosing:

     o The closing on the sale of substantially all of the Millstone units to DNCI.

     CL&P Funding LLC filed a current report on Form 8-K dated March 30, 2001, disclosing:

     o The closing on the sale of $1.44 billion of rate reduction certificates.

     NU, CL&P and WMECO filed current reports on Form 8-K dated April 11, 2001, disclosing:

     o NU's news release announcing the retirement of $830 million of public debt and preferred securities.

     NU filed a current report on Form 8-K dated April 24, 2001, disclosing:

     o   NU's earnings press release for the first quarter of 2001.

     NU, PSNH and PSNH Funding LLC filed current reports on Form 8-K dated April 25, 2001, disclosing:

     o The closing on the sale of $525.4 million of rate reduction bonds through PSNH's subsidiary, PSNH Funding LLC.

     NU, WMECO and WMECO Funding LLC filed current reports on Form 8-K dated May 17, 2001, disclosing:

     o The closing on the sale of $155 million of rate reduction certificates through WMECO's subsidiary, WMECO Funding LLC.

     NU filed a current report on Form 8-K dated June 28, 2001, disclosing:

     o The declaration of a dividend of $0.125 per share payable on September 28, 2001, to shareholders of record as of September 1, 2001, and the announcement of three proposed strategic transmission projects.

     NU filed a current report on Form 8-K dated July 10, 2001, disclosing:

     o The authorization by the NU Board of Trustees of the repurchase of up to 15 million NU common shares by July 1, 2003, and the election of two new trustees.

     NU filed a current report on Form 8-K dated July 24, 2001, disclosing:

     o NU's earnings press release for the second quarter and six months ended June 30, 2001.

     NU filed current reports on Form 8-K dated October 11, 2001, disclosing:

     o Earnings guidance for 2001 and 2002 and related presentation information.

     CL&P, PSNH and WMECO filed current reports on Form 8-K dated October 11, 2001, disclosing:

     o Presentation information related to earnings guidance for 2001 and 2002.

     NU filed a current report on Form 8-K dated October 23, 2001, disclosing:

     o NU's earnings press release for the third quarter and nine months ended September 30, 2001.

     NU filed a current report on Form 8-K dated October 29, 2001, disclosing:

     o Earnings information for the twelve months ended September 30, 2001 for certain major businesses.

     NU and CL&P filed current reports on Form 8-K dated November 20, 2001, disclosing:

     o NU's news release announcing the CL&P's seeking of an increase in generation rates to protect supply contracts and customers.

     NU filed a current report on Form 8-K dated January 22, 2002, disclosing:

     o   NU's earnings press release for the fourth quarter and full year 2001.

     NU, PSNH and PSNH Funding LLC 2 filed current reports on Form 8-K dated January 30, 2002, disclosing:

     o The closing on the sale of $50 million of rate reduction bonds through PSNH's subsidiary, PSNH Funding LLC 2.

     NU filed a current report on Form 8-K dated March 15, 2002, disclosing:

     o   NU's change in its certifying accountant.




                             NORTHEAST UTILITIES

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NORTHEAST UTILITIES
                                   -------------------
                                       (Registrant)



Date:  March 22, 2002              By /s/ Michael G. Morris
       --------------                 ---------------------------
                                          Michael G. Morris
                                          Chairman of the Board,
                                          President and
                                          Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date                 Title                    Signature
----                 -----                    ---------

March 22, 2002       Chairman of the Board,   /s/ Michael G. Morris
--------------       President and            --------------------------------
                     Chief Executive Officer      Michael G. Morris
                     and a Trustee



March 22, 2002       Vice Chairman,           /s/ John H. Forsgren
--------------       Executive Vice           ---------------------------------
                     President and Chief          John H. Forsgren
                     Financial Officer
                     and a Trustee



March 22, 2002       Vice President -         /s/ John P. Stack
--------------       Accounting and           ---------------------------------
                     Controller                   John P. Stack


March 22, 2002       Trustee                  /s/ Richard H. Booth
--------------                                --------------------------------
                                                  Richard H. Booth


March 22, 2002       Trustee                  /s/ Cotton M. Cleveland
--------------                                ---------------------------------
                                                  Cotton M. Cleveland


March 22, 2002       Trustee                  /s/ Sanford Cloud, Jr.
--------------                                ---------------------------------
                                                  Sanford Cloud, Jr.


March 22, 2002       Trustee                  /s/ James F. Cordes
--------------                                ---------------------------------
                                                  James F. Cordes


March 22, 2002       Trustee                  /s/ E. Gail de Planque
--------------                                ---------------------------------
                                                  E. Gail de Planque


March 22, 2002       Trustee                  /s/ Raymond L. Golden
--------------                                ---------------------------------
                                                  Raymond L. Golden


March 22, 2002       Trustee                  /s/ Elizabeth T. Kennan
--------------                                ---------------------------------
                                                  Elizabeth T. Kennan


March 22, 2002       Trustee                  /s/ Robert E. Patricelli
--------------                                ---------------------------------
                                                  Robert E. Patricelli


March 22, 2002       Trustee                  /s/ John F. Swope
--------------                                ---------------------------------
                                                  John F. Swope


                   THE CONNECTICUT LIGHT AND POWER COMPANY

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              THE CONNECTICUT LIGHT AND POWER COMPANY
                              ---------------------------------------
                                             (Registrant)


Date:  March 22, 2002         By /s/ Leon J. Olivier
       --------------            ------------------------
                                     Leon J. Olivier
                                     President and Chief
                                     Operating Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                  Title               Signature
----                  -----               ---------

March 22, 2002        President and       /s/ Leon J. Olivier
--------------        Chief Operating     -------------------------------------
                      Officer and             Leon J. Olivier
                      a Director



March 22, 2002        Treasurer           /s/ Randy A. Shoop
--------------                            -------------------------------------
                                              Randy A. Shoop



March 22, 2002        Vice President -    /s/ John P. Stack
--------------        Accounting and      -------------------------------------
                      Controller              John P. Stack



March 22, 2002        Director            /s/ David H. Boguslawski
--------------                            -------------------------------------
                                              David H. Boguslawski



March 22, 2002        Director            /s/ Cheryl W. Grise
--------------                            -------------------------------------
                                              Cheryl W. Grise



                   PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                              ---------------------------------------
                                           (Registrant)


Date:  March 22, 2002         By /s/ Michael G. Morris
       --------------            -----------------------
                                     Michael G. Morris
                                     Chairman and Chief
                                     Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date                Title                Signature
----                -----                ---------

March 22, 2002      Chairman and Chief   /s/ Michael G. Morris
--------------      Executive Officer    --------------------------------------
                    and a Director           Michael G. Morris



March 22, 2002      President and        /s/ Gary A. Long
--------------      Chief Operating      --------------------------------------
                    Officer and              Gary A. Long
                    a Director



March 22, 2002      Vice President       /s/ David R. McHale
--------------      and Treasurer        --------------------------------------
                                             David R. McHale


March 22, 2002      Vice President -     /s/ John P. Stack
--------------      Accounting and       --------------------------------------
                    Controller               John P. Stack



March 22, 2002        Director           /s/ David H. Boguslawski
--------------                           --------------------------------------
                                             David H. Boguslawski



March 22, 2002        Director           /s/ John C. Collins
--------------                           --------------------------------------
                                             John C. Collins



March 22, 2002        Director           /s/ John H. Forsgren
--------------                           --------------------------------------
                                             John H. Forsgren



March 22, 2002        Director           /s/ Cheryl W. Grise
--------------                           --------------------------------------
                                             Cheryl W. Grise



March 22, 2002        Director           /s/ Gerald Letendre
--------------                           --------------------------------------
                                             Gerald Letendre



March 22, 2002        Director           /s/ Jane E. Newman
--------------                           --------------------------------------
                                             Jane E. Newman




                   WESTERN MASSACHUSETTS ELECTRIC COMPANY

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WESTERN MASSACHUSETTS ELECTRIC COMPANY
                              --------------------------------------
                                           (Registrant)



Date:  March 22, 2002              By  /s/ Michael G. Morris
       --------------                  --------------------------
                                           Michael G. Morris
                                           Chairman and Chief
                                           Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date                 Title                Signature
----                 -----                ---------

March 22, 2002       Chairman and Chief   /s/ Michael G. Morris
--------------       Executive Officer    -------------------------------------
                     and a Director           Michael G. Morris


March 22, 2002       President and        /s/ Kerry J. Kuhlman
--------------       Chief Operating      -------------------------------------
                     Officer and              Kerry J. Kuhlman
                     a Director


March 22, 2002       Vice President       /s/ David R. McHale
--------------       and Treasurer        -------------------------------------
                                              David R. McHale



March 22, 2002       Vice President -     /s/ John P. Stack
--------------       Accounting and       -------------------------------------
                     Controller               John P. Stack



March 22, 2002        Director            /s/ David H. Boguslawski
--------------                            -------------------------------------
                                              David H. Boguslawski



March 22, 2002        Director            /s/ James E. Byrne
--------------                            -------------------------------------
                                              James E. Byrne



March 22, 2002        Director            /s/ John H. Forsgren
--------------                            -------------------------------------
                                              John H. Forsgren



March 22, 2002        Director            /s/ Cheryl W. Grise
--------------                            -------------------------------------
                                              Cheryl W. Grise



March 22, 2002        Director            /s/ Paul J. McDonald
--------------                            -------------------------------------
                                              Paul J. McDonald



March 22, 2002        Director            /s/ Melinda M. Phelps
--------------                            -------------------------------------
                                              Melinda M. Phelps



                         NORTHEAST GENERATION COMPANY

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NORTHEAST GENERATION COMPANY
                                      ----------------------------
                                              (Registrant)


Date:  March 22, 2002              By /s/ Bruce D. Kenyon
       --------------                 -------------------
                                          Bruce D. Kenyon
                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                Title                      Signature
----                -----                      ---------

March 22, 2002      President                  /s/ Bruce D. Kenyon
--------------      and a Director             --------------------------------
                                                   Bruce D. Kenyon


March 22, 2002      Vice President             /s/ David R. McHale
--------------      and Treasurer              --------------------------------
                    of Northeast Utilities         David R. McHale
                    Service Company as
                    Agent for Northeast
                    Generation Company


March 22, 2002      Vice President -           /s/ John P. Stack
--------------      Accounting and             --------------------------------
                    Controller                     John P. Stack
                    of Northeast Utilities
                    Service Company as
                    Agent for Northeast
                    Generation Company


March 22, 2002      Director                   /s/ William J. Nadeau
--------------                                 --------------------------------
                                                   William J. Nadeau


March 22, 2002      Director                   /s/ Frank P. Sabatino
--------------                                 --------------------------------
                                                   Frank P. Sabatino


March 22, 2002      Director                   /s/ William W. Schivley
--------------                                 --------------------------------
                                                   William W. Schivley




            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES
            -----------------------------------------------------

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Northeast Utilities' annual report to shareholders and The Connecticut Light and Power Company's, Public Service Company of New Hampshire's, Western Massachusetts Electric Company's and Northeast Generation Company's annual reports, incorporated by reference in this Form 10-K, and have issued our reports thereon dated January 22, 2002 for Northeast Utilities, The Connecticut Light and Power Company, Public Service Company of New Hampshire and Western Massachusetts Electric Company, and February 5, 2002 for Northeast Generation Company. Our report on the financial statements of Northeast Utilities includes an explanatory paragraph with respect to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and as discussed in Note 1C to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on the financial statements referred to above taken as a whole. The schedules listed in the accompanying Index to Financial Statements Schedules are the responsibility of the companies' management, are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements referred to above and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements referred to above taken as a whole.


                                    /s/ Arthur Andersen LLP
                                        Arthur Andersen LLP

Hartford, Connecticut
January 22, 2002 (February 5, 2002
for Northeast Generation Company)




                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  -----------------------------------------

As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our reports dated January 22, 2002 for Northeast Utilities, The Connecticut Light and Power Company, Public Service Company of New Hampshire and Western Massachusetts Electric Company, and February 5, 2002 for Northeast Generation Company, included in Registration Statement File No. 33-34622, No. 33-44814, No. 33-63023, No. 33-40156, No.
333-52413, No. 333-52415, No. 333-85613, and No. 333-55142 of Northeast
Utilities. We also consent to the incorporation by reference of our report dated January 22, 2002 for The Connecticut Light and Power Company included in Registration Statement No. 33-55279 of The Connecticut Light and Power Company and No. 33-56537 of CL&P Capital, LP. It should be noted that we have not audited any financial statements of the companies referred to above subsequent to December 31, 2001 or performed any audit procedures subsequent to the date of our report.


                                    /s/ Arthur Andersen LLP
                                        Arthur Andersen LLP

Hartford, Connecticut
March 20, 2002




                   INDEX TO FINANCIAL STATEMENTS SCHEDULES

Schedule

I.   Financial Information of Registrant:
       Northeast Utilities (Parent) Balance
       Sheets at December 31, 2001 and 2000                    S-4

       Northeast Utilities (Parent) Statements
       of Income for the Years Ended December 31,
       2001, 2000, and 1999                                    S-5

       Northeast Utilities (Parent) Statements
       of Cash Flows for the Years Ended December 31,
       2001, 2000, and 1999                                    S-6

II. Valuation and Qualifying Accounts and Reserves for 2001, 2000, and 1999:

       Northeast Utilities and Subsidiaries                 S-7 - S-9
       The Connecticut Light and Power Company
         and Subsidiaries                                  S-10 - S-12
       Public Service Company of New Hampshire             S-13 - S-15
       Western Massachusetts Electric Company
         and Subsidiary                                    S-16 - S-18

     All other schedules of the companies' for which provision is made in the applicable regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.


                                     SCHEDULE I
                            NORTHEAST UTILITIES (PARENT)
                        FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEETS
                           AT DECEMBER 31, 2001 AND 2000
                               (Thousands of Dollars)



                                                              2001           2000
                                                           ----------     ----------
ASSETS
------
Current Assets:
  Cash................................................     $   13,183    $    1,058
  Notes receivable from affiliated companies..........        124,800        94,400
  Notes and accounts receivable.......................            555           868
  Receivables from affiliated companies...............         21,713         3,908
  Prepayments.........................................          1,093         3,744
                                                           ----------    ----------
                                                              161,344       103,978
                                                           ----------    ----------
Deferred Debits and Other Assets:
  Investments in subsidiary companies, at equity......      2,392,884     2,687,804
  Investments in transmission companies, at equity....         13,596        15,011
  Other...............................................          4,260           348
                                                           ----------    ----------
                                                            2,410,740     2,703,163
                                                           ----------    ----------
Total Assets..........................................     $2,572,084    $2,807,141
                                                           ==========    ==========


LIABILITIES AND CAPITALIZATION
------------------------------
Current Liabilities:
  Notes payable to banks..............................     $   40,000    $  436,000
  Long-term debt - current portion....................         23,000        21,000
  Accounts payable....................................            146           966
  Accounts payable to affiliated companies............         26,626            18
  Accrued taxes.......................................            249         1,135
  Accrued interest....................................          2,492         6,961
  Other...............................................             19            20
                                                           ----------    ----------
                                                               92,532       466,100
                                                           ----------    ----------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes...................          4,742         5,026
  Other...............................................            170           432
                                                           ----------    ----------
                                                                4,912         5,458
                                                           ----------    ----------
Capitalization:
  Long-Term Debt......................................        357,000       117,000
                                                           ----------    ----------
  Common Shareholders' Equity:
    Common shares, $5 par value - authorized
    225,000,000 shares; 148,890,640 shares issued and
    130,132,136 shares outstanding in 2001 and
    148,781,861 shares issued and
    143,820,405 outstanding in 2000...................        744,453       693,345
  Capital surplus, paid in............................      1,107,609       942,144
  Temporary equity from stock forward.................           -          215,000
  Deferred contribution plan - employee stock
    stock ownership plan..............................       (101,809)     (114,463)
  Retained earnings...................................        678,460       495,873
  Accumulated other comprehensive (loss)/income.......        (32,470)        1,769
  Treasury stock......................................       (278,603)      (15,085)
                                                           ----------    ----------
  Common Shareholders' Equity.........................      2,117,640     2,218,583
                                                           ----------    ----------
Total Capitalization..................................      2,474,640     2,335,583
                                                           ----------    ----------
Total Liabilities and Capitalization..................     $2,572,084    $2,807,141
                                                           ==========    ==========




                                      SCHEDULE I
                             NORTHEAST UTILITIES (PARENT)
                         FINANCIAL INFORMATION OF REGISTRANT
                                STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                   (Thousands of Dollars, Except Share Information)


                                                         2001            2000            1999
                                                         ----            ----            ----
Operating Revenues.................................   $      -        $      -        $      -
                                                      -----------     -----------     -----------
Operating Expenses:
  Other............................................        11,917         15,335           19,126
                                                      -----------     -----------     -----------
Operating Loss.....................................       (11,917)       (15,335)         (19,126)
                                                      -----------     -----------     -----------
Other Income/(Loss):
  Equity in earnings of subsidiaries...............       188,783         23,553           56,812
  Gain related to Millstone sale...................       147,935           -                -
  Loss on share repurchase contracts...............       (35,394)          -                -
  Other, net.......................................        10,863         11,687            5,236
                                                      -----------     -----------     -----------
Other Income, Net..................................       312,187         35,240           62,048
                                                      -----------     -----------     -----------
Income Before Interest and Income Tax Expense......       300,270         19,905           42,922
Interest Expense...................................        32,696         47,819           15,612
                                                      -----------     -----------     -----------
Income/(Loss) Before Income Tax Expense/(Benefit)..       267,574        (27,914)          27,310
Income Tax Expense/(Benefit).......................        24,064            672          (6,906)
                                                      -----------     -----------     -----------
Earnings/(Loss) for Common Shares..................   $   243,510     $   (28,586)    $    34,216
                                                      ===========     ===========     ===========

Basic Earnings/(Loss)
  Per Common Share.................................   $      1.80     $     (0.20)    $      0.26
                                                      ===========     ===========     ===========
Fully Diluted Earnings/(Loss)
  Per Common Share.................................   $      1.79     $     (0.20)    $      0.26
                                                      ===========     ===========     ===========
Basic Common Shares
 Outstanding (average).............................   135,632,126     141,549,860     131,415,126
                                                      ===========     ===========     ===========
Fully Diluted Common Shares
 Outstanding (average).............................   135,917,423     141,967,216     132,031,573
                                                      ===========     ===========     ===========



                            SCHEDULE I
                    NORTHEAST UTILITIES (PARENT)
                FINANCIAL INFORMATION OF REGISTRANT
                      STATEMENTS OF CASH FLOWS
            YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                       (Thousands of Dollars)


                                                                          2001         2000           1999
                                                                          ----         ----           ----
Operating Activities:
  Net earnings/(loss) for common shares..........................     $ 243,510     $ (28,586)    $  34,216
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Equity in earnings of subsidiary companies...................      (188,783)      (23,553)      (56,812)
    Cash dividends received from subsidiary companies............       120,072       183,016        66,000
    Deferred income taxes........................................          (233)         (276)           74
    Net other sources of cash....................................         2,283         3,276        16,655
  Changes in working capital:
    Receivables and unbilled revenues, net.......................       (24,295)        4,200        (7,220)
    Accounts payable.............................................        25,788        (7,475)        5,863
    Other working capital (excludes cash)........................        (2,705)       (1,866)       12,191
                                                                      ---------     ---------     ---------
Net cash flows provided by operating activities..................       175,637       128,736        70,967
                                                                      ---------     ---------     ---------
Investing Activities:
  Investment in NU system Money Pool.............................       (30,400)      (49,100)      (10,900)
  Investment in subsidiaries.....................................       396,257      (117,631)      (99,462)
  Other investment activities, net...............................         1,415         1,489         1,245
  Payment for the purchase of SENY, net of cash acquired ........       (25,823)         -             -
  Payment for the purchase of Yankee, net of cash acquired.......          -         (260,347)         -
                                                                      ---------     ---------     ---------
Net cash flows provided by/(used in) investing activities........       341,449      (425,589)     (109,117)
                                                                      ---------     ---------     ---------
Financing Activities:
  Issuance of common shares......................................         1,751         4,269         5,318
  Repurchase of common shares....................................      (291,789)         -             -
  Issuance of long-term debt.....................................       263,000          -             -
  Net (decrease)/increase in short-term debt.....................      (396,000)      371,000        65,000
  Reacquisitions and retirements of long-term debt...............       (21,000)      (20,000)      (19,000)
  Cash dividends on common shares................................       (60,923)      (57,358)      (13,168)
                                                                      ---------     ---------     ---------
Net cash flows (used in)/provided by financing activities........      (504,961)      297,911        38,150
                                                                      ---------     ---------     ---------
Net increase in cash.............................................        12,125         1,058          -
Cash - beginning of year.........................................         1,058          -             -
                                                                      ---------     ---------     ---------
Cash - end of year...............................................     $  13,183     $   1,058     $    -
                                                                      =========     =========     =========

Supplemental Cash Flow Information:
Cash paid during the year for:
  Interest, net of amounts capitalized...........................     $  35,453     $  39,099     $  15,724
                                                                      =========     =========     =========
  Income taxes...................................................     $  32,126     $   1,430     $  28,982
                                                                      =========     =========     =========




                                NORTHEAST UTILITIES AND SUBSIDIARIES                 SCHEDULE II
                          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                     YEAR ENDED DECEMBER 31, 2001
                                         (Thousands of Dollars)


-------------------------------------------------------------------------------------------------
Column A                               Column B         Column C            Column D    Column E

                                                        Additions
                                                  ----------------------
                                                       (1)         (2)

                                                               Charged to
                                      Balance at   Charged to    other                  Balance
                                      beginning    costs and   accounts-  Deductions-    at end
Description                           of period     expenses    describe    describe   of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $12,500    $15,947       $  -      $12,094 (a)   $16,353
                                        =======    =======       =======    =======      =======

RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $79,281    $25,936       $  -      $36,132 (b)   $69,085
                                        =======    =======       =======    =======      =======

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.





                                NORTHEAST UTILITIES AND SUBSIDIARIES                 SCHEDULE II
                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                     YEAR ENDED DECEMBER 31, 2000
                                         (Thousands of Dollars)


-------------------------------------------------------------------------------------------------
Column A                               Column B         Column C            Column D    Column E

                                                        Additions
                                                  ----------------------
                                                       (1)         (2)

                                                               Charged to
                                      Balance at   Charged to    other                  Balance
                                      beginning    costs and   accounts-  Deductions-    at end
Description                           of period     expenses    describe    describe   of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $ 4,895    $26,740       $   130(c) $19,265 (a)  $12,500
                                        =======    =======       =======    =======      =======

RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $44,995    $22,573       $37,680(c) $25,967 (b)  $79,281
                                        =======    =======       =======    =======      =======

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.
(c)  Amounts represent activity related to the acquisition of Yankee on March 1, 2000.




                                NORTHEAST UTILITIES AND SUBSIDIARIES                 SCHEDULE II
                            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                      YEAR ENDED DECEMBER 31, 1999
                                         (Thousands of Dollars)


-------------------------------------------------------------------------------------------------
Column A                               Column B         Column C            Column D    Column E

                                                        Additions
                                                  ----------------------
                                                       (1)         (2)

                                                               Charged to
                                      Balance at   Charged to    other                  Balance
                                      beginning    costs and   accounts-  Deductions-    at end
Description                           of period     expenses    describe    describe   of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $ 2,417    $ 8,026       $  -     $ 5,548 (a)    $ 4,895
                                        =======    =======       =======   =======       =======

RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $40,438    $18,597       $  -     $14,040 (b)    $44,995
                                        =======    =======       =======   =======       =======

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.




                      THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES       SCHEDULE II
                            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                     YEAR ENDED DECEMBER 31, 2001
                                        (Thousands of Dollars)


-------------------------------------------------------------------------------------------------
Column A                               Column B         Column C            Column D    Column E

                                                        Additions
                                                  ----------------------
                                                       (1)         (2)

                                                               Charged to
                                      Balance at   Charged to    other                  Balance
                                      beginning    costs and   accounts-  Deductions-    at end
Description                           of period     expenses    describe    describe   of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $   300    $   551       $  -     $   326 (a)    $   525
                                        =======    =======       =======  =======        =======

RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $13,660    $ 5,735       $  -     $ 8,008 (b)    $11,387
                                        =======    =======       =======  =======        =======

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.



                      THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES       SCHEDULE II
                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   YEAR ENDED DECEMBER 31, 2000
                                      (Thousands of Dollars)


-------------------------------------------------------------------------------------------------
Column A                               Column B         Column C            Column D    Column E

                                                        Additions
                                                  ----------------------
                                                       (1)         (2)

                                                               Charged to
                                      Balance at   Charged to    other                  Balance
                                      beginning    costs and   accounts-  Deductions-    at end
Description                           of period     expenses    describe    describe   of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $   300    $ 9,270       $  -     $ 9,270 (a)    $   300
                                        =======    =======       =======   =======       =======

RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $16,069    $ 7,488       $  -     $ 9,897 (b)    $13,660
                                        =======    =======       =======  =======        =======

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.




                      THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES       SCHEDULE II
                            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                     YEAR ENDED DECEMBER 31, 1999
                                         (Thousands of Dollars)


-------------------------------------------------------------------------------------------------
Column A                               Column B         Column C            Column D    Column E

                                                        Additions
                                                  ----------------------
                                                       (1)         (2)

                                                               Charged to
                                      Balance at   Charged to    other                  Balance
                                      beginning    costs and   accounts-  Deductions-    at end
Description                           of period     expenses    describe    describe   of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $   300    $   290       $  -     $   290 (a)    $   300
                                        =======    =======       =======  =======        =======

RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $16,656    $ 5,422       $  -     $ 6,009 (b)    $16,069
                                        =======    =======       =======  =======        =======

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.





                      PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE                       SCHEDULE II
                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          YEAR ENDED DECEMBER 31, 2001
                             (Thousands of Dollars)


-------------------------------------------------------------------------------------------------
Column A                               Column B         Column C            Column D    Column E

                                                        Additions
                                                  ----------------------
                                                       (1)         (2)

                                                               Charged to
                                      Balance at   Charged to    other                  Balance
                                      beginning    costs and   accounts-  Deductions-    at end
Description                           of period     expenses    describe    describe   of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $ 1,869    $ 1,787       $  -     $ 1,920 (a)    $ 1,736
                                        =======    =======       =======   =======       =======

RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $11,650    $ 7,393       $  -     $ 5,201 (b)    $13,842
                                        =======    =======       =======  =======        =======

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.





                      PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE                       SCHEDULE II
                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          YEAR ENDED DECEMBER 31, 2000
                              (Thousands of Dollars)


-------------------------------------------------------------------------------------------------
Column A                               Column B         Column C            Column D    Column E

                                                        Additions
                                                  ----------------------
                                                       (1)         (2)

                                                               Charged to
                                      Balance at   Charged to    other                  Balance
                                      beginning    costs and   accounts-  Deductions-    at end
Description                           of period     expenses    describe    describe   of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $ 1,359    $ 2,220       $  -     $ 1,710 (a)    $ 1,869
                                        =======    =======       =======  =======        =======

RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $11,405    $ 9,855       $  -     $ 9,610 (b)    $11,650
                                        =======    =======       =======  =======        =======

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.






                      PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE                      SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          YEAR ENDED DECEMBER 31, 1999
                             (Thousands of Dollars)


-------------------------------------------------------------------------------------------------
Column A                               Column B         Column C            Column D    Column E

                                                        Additions
                                                  ----------------------
                                                       (1)         (2)

                                                               Charged to
                                      Balance at   Charged to    other                  Balance
                                      beginning    costs and   accounts-  Deductions-    at end
Description                           of period     expenses    describe    describe   of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $ 2,041    $ 1,590       $  -     $ 2,272 (a)    $ 1,359
                                        =======    =======       =======  =======        =======

RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $ 9,906    $ 7,268       $  -     $ 5,769 (b)    $11,405
                                        =======    =======       =======  =======        =======

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.




             WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          YEAR ENDED DECEMBER 31, 2001
                             (Thousands of Dollars)


-------------------------------------------------------------------------------------------------
Column A                               Column B         Column C            Column D    Column E

                                                        Additions
                                                  ----------------------
                                                       (1)         (2)

                                                               Charged to
                                      Balance at   Charged to    other                  Balance
                                      beginning    costs and   accounts-  Deductions-    at end
Description                           of period     expenses    describe    describe   of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $ 1,886    $ 2,887       $  -     $ 2,745 (a)    $ 2,028
                                        =======    =======       =======  =======        =======

RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $ 6,760    $ 3,767       $  -     $ 3,021 (b)    $ 7,506
                                        =======    =======       =======  =======        =======

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.




              WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          YEAR ENDED DECEMBER 31, 2000
                             (Thousands of Dollars)


-------------------------------------------------------------------------------------------------
Column A                               Column B         Column C            Column D    Column E

                                                        Additions
                                                  ----------------------
                                                       (1)         (2)

                                                               Charged to
                                      Balance at   Charged to    other                  Balance
                                      beginning    costs and   accounts-  Deductions-    at end
Description                           of period     expenses    describe    describe   of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $ 1,640    $ 2,416       $  -     $ 2,170 (a)    $ 1,886
                                        =======    =======       =======  =======        =======

RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $ 7,188    $ 1,130       $  -     $ 1,558 (b)    $ 6,760
                                        =======    =======       =======  =======        =======

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.






              WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY                SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          YEAR ENDED DECEMBER 31, 1999
                             (Thousands of Dollars)


-------------------------------------------------------------------------------------------------
Column A                               Column B         Column C            Column D    Column E

                                                        Additions
                                                  ----------------------
                                                       (1)         (2)

                                                               Charged to
                                      Balance at   Charged to    other                  Balance
                                      beginning    costs and   accounts-  Deductions-    at end
Description                           of period     expenses    describe    describe   of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $    50    $ 4,564       $  -     $ 2,974 (a)    $ 1,640
                                        =======    =======       =======  =======        =======

RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $ 5,960    $ 3,085       $  -     $ 1,857 (b)    $ 7,188
                                        =======    =======       =======  =======        =======

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.




                              EXHIBIT INDEX


     Each document described below is incorporated by reference to the 2001 Annual Report on Form 10-K of Northeast Utilities or the other Securities and Exchange Commission files referenced in the specific exhibit description, except for those exhibits which are marked and incorporated by reference as follows:

     * - Filed with the 2001 Annual Report on Form 10-K, File No. 1-5324, for NU and herein incorporated by reference into the 2001 Annual Reports on Form 10-K for CL&P, PSNH, WMECO and NGC.

     # - Filed with the 2001 Annual Report on Form 10-K, File No. 1-5324, for NU and herein incorporated by reference into the 2001 Annual Report on Form 10-K for CL&P.

     @ - Filed with the 2001 Annual Report on Form 10-K, File No. 1-5324, for NU and herein incorporated by reference into the 2001 Annual Report on Form 10-K for PSNH.

     ** - Filed with the 2001 Annual Report on Form 10-K, File No. 1-5324, for NU and herein incorporated by reference into the 2001 Annual Report on Form 10-K for WMECO.

     ## - Filed with the 2001 Annual Report on Form 10-K, File No. 1-5324, for NU and herein incorporated by reference into the 2001 Annual Report on Form 10-K for NGC.

Exhibit
Number                        Description

 2 Plan of acquisition, reorganization, arrangement, liquidation or succession

      2.1 Amended and Restated Agreement and Plan of Merger (Exhibit 1 to NU's Current Report on Form 8-K dated October 13, 1999, File No. 1-5324).


 3    Articles of Incorporation and By-Laws

      3.1  Northeast Utilities

           3.1.1 Declaration of Trust of NU, as amended through May 24, 1988. (Exhibit 3.1.1, 1988 NU Form 10-K, File No.
                     1-5324)

     3.2   The Connecticut Light and Power Company

           3.2.1 Certificate of Incorporation of CL&P, restated to March 22, 1994. (Exhibit 3.2.1, 1993 NU Form 10-K,
                     File No. 1-5324)

           3.2.2 Certificate of Amendment to Certificate of Incorporation of CL&P, dated December 26, 1996. (Exhibit 3.2.2, 1996 NU Form 10-K, File No. 1-5324)

           3.2.3 Certificate of Amendment to Certificate of Incorporation of CL&P, dated April 27, 1998. (Exhibit 3.2.3, 1998 NU Form 10-K, File No. 1-5324)

           3.2.4 By-laws of CL&P, as amended to January 1, 1997. (Exhibit 3.2.3, 1996 NU Form 10-K, File No. 1-5324)

     3.3   Public Service Company of New Hampshire

           3.3.1 Articles of Incorporation, as amended to May 16, 1991. (Exhibit 3.3.1, 1993 NU Form 10-K, File No. 1-5324)

           3.3.2 By-laws of PSNH, as amended to November 1, 1993. (Exhibit 3.3.2, 1993 NU Form 10-K, File No. 1-5324)

     3.4   Western Massachusetts Electric Company

           3.4.1 Articles of Organization of WMECO, restated to February 23, 1995. (Exhibit 3.4.1, 1994 NU Form 10-K,
                     File No. 1-5324)

           3.4.2 By-laws of WMECO, as amended to April 1, 1999. (Exhibit 3.1, 1999 NU Form 10-Q for the Quarter Ended June 30, 1999, File No. 1-5324)

           3.4.3 By-laws of WMECO, as further amended to May 1, 2000. (Exhibit 3.1, 2000 NU Form 10-Q for the Quarter Ended June 30, 2000, File No. 1-5324)

     3.5  Northeast Generation Company

           3.5.1 Certificate of Incorporation of NGC, dated December 28, 1998, (Exhibit B.34.1, 1999 NU Form U5S, File No. 30-246)

           3.5.2 By-Laws of NGC, dated January 4, 1999. (Exhibit B.34.2, 1999 NU Form U5S, File No. 30-246)

           3.5.3 By-Laws of NGC, as amended to June 1, 2000. (Exhibit B.34.3, 2000 NU Form U5S, File No. 30-246)

 4. Instruments defining the rights of security holders, including indentures

     4.1  Northeast Utilities

          4.1.1 Indenture dated as of December 1, 1991 between Northeast Utilities and IBJ Schroder Bank & Trust Company, with respect to the issuance of Debt Securities. (Exhibit 4.1.1, 1991 NU Form 10-K, File No. 1-5324)

               4.1.1.1 First Supplemental Indenture dated as of December 1, 1991 between Northeast Utilities and IBJ Schroder Bank & Trust Company, with respect to the issuance
                         of Series A Notes.   (Exhibit 4.1.2, 1991 NU Form
                         10-K, File No. 1-5324)

               4.1.1.2 Second Supplemental Indenture dated as of March 1, 1992 between Northeast Utilities and IBJ Schroder Bank & Trust Company with respect to the issuance of 8.38% Amortizing Notes. (Exhibit 4.1.3, 1992 NU Form 10-K, File No. 1-5324)

          4.1.2 Indenture between NU and the Bank of New York, as Trustee, dated as of February 28, 2001, relating to Senior Notes (Exhibit A-1 to 35-CERT filed March 9, 2001, File No. 70-9535)

                4.1.2.1 First Supplemental Indenture to the Indenture, dated as of February 28, 2001, between NY and The Bank of New York, as Trustee, relating to Floating Rate Notes Due 2003 (Exhibit A-2 to 35-CERT filed March 9, 2001, File No. 70-9535)

          4.1.3 Revolving Credit Agreement among NU and the Banks named therein, dated November 16, 2001(Exhibit to 35 CERT filed November 28, 2001, File No. 70-9755)

     4.2  The Connecticut Light and Power Company

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

                     Supplemental Indentures to the Composite May 1, 1921 Indenture of Mortgage and Deed of Trust between CL&P and Bankers Trust Company, dated as of:

                     4.2.1.1   June 1, 1994. (Exhibit 4.2.15, 1994 NU Form
                               10-K, File No. 1-5324)

                     4.2.1.2   October 1, 1994. (Exhibit 4.2.16, 1994 NU Form
                               10-K, File No. 1-5324)

          4.2.2 Financing Agreement between Industrial Development Authority of the State of New Hampshire and CL&P (Pollution Control Bonds, 1986 Series) dated as of December 1, 1986. (Exhibit C.1.47, 1986 NU Form U5S, File No. 30-246)

          4.2.3      Financing Agreement between Industrial
                     Development Authority of the State of New Hampshire and CL&P (Pollution Control Bonds, 1988 Series) dated as of October 1, 1988. (Exhibit C.1.55, 1988 NU Form U5S, File No. 30-246)

          4.2.4 Loan and Trust Agreement among Business Finance Authority of the State of New Hampshire, CL&P and the Trustee (Pollution Control Bonds, 1992 Series A) dated as of December 1, 1992.(Exhibit C.2.33, 1992 NU Form U5S, File No. 30-246)

          4.2.5 Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Bonds - Series A, Tax Exempt Refunding) dated as of September 1, 1993. (Exhibit 4.2.21, 1993 NU Form 10-K, File No. 1-5324)

          4.2.6 Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Bonds - Series B, Tax Exempt Refunding) dated as of September 1, 1993. (Exhibit 4.2.22, 1993 NU Form 10-K, File No. 1-5324)

          4.2.7 Amended and Restated Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Revenue Bond - 1996A Series) dated as of May 1, 1996 and Amended and Restated as of January 1, 1997. (Exhibit 4.2.24, 1996 NU Form 10-K, File No. 1-5324)

                     4.2.7.1 Amended and Restated Indenture of Trust between Connecticut Development Authority and the Trustee (CL&P Pollution Control Revenue Bond-1996A Series), dated as of May 1, 1996 and Amended and Restated as of January 1, 1997. (Exhibit 4.2.24.1, 1996 NU Form 10-K, File No. 1-5324)

                     4.2.7.2 Standby Bond Purchase Agreement among CL&P, Bank of New York as Purchasing Agent and the Banks Named therein, dated October 24, 2000 (Exhibit 4.2.24.2 of 2000 NU Form 10-K,
                               File No. 1-5324)

                     4.2.7.3 AMBAC Municipal Bond Insurance Policy issued by the Connecticut Development Authority (CL&P Pollution Control Revenue Bond-1996A Series), effective January 23, 1997. (Exhibit 4.2.24.3, 1996 NU Form 10-K, File No. 1-5324)

          4.2.8 Revolving Credit Agreement among WMECO, CL&P PSNH and Yankee and the Banks named therein, dated November 16, 2001 (Exhibit to 35 CERT filed November 28, 2001, File No. 70-9755)

          4.2.9 Amended and Restated Receivables Purchase and Sale Agreement dated as of March 30, 2001 (CL&P and CL&P Receivables Corporation (CRC)) (Exhibit 10.1, 2001 NU 10-Q for the Quarter Ended September 30, 2001 (File No. 1-5324)

                     4.2.9.1 Amendment No. 1 to the Purchase and Contribution Agreement between CL&P and CRC dated as of March 30, 2001 (Exhibit 10.1.1 2001 NU 10-Q for the Quarter Ended September 30, 2001 (File No. 1-5324)

     4.3  Public Service Company of New Hampshire

          4.3.1 First Mortgage Indenture dated as of August 15, 1978 between PSNH and First Fidelity Bank, National Association, New Jersey, now First Union National Bank, Trustee, (Composite including all amendments to May 16, 1991). (Exhibit 4.4.1, 1992 NU Form 10-K, File No.
                     1-5324)

                     4.3.1.1 Tenth Supplemental Indenture dated as of May 1, 1991 between PSNH and First Fidelity Bank, National Association, now First Union National Bank. (Exhibit 4.1, PSNH Current Report on Form 8-K dated February 10, 1992, File No. 1-6392)

                    @4.3.1.2 Twelfth Supplemental Indenture dated as of December 1, 2001 between PSNH and First Union National Bank

          4.3.2 Series D (Tax Exempt Refunding) Amended and Restated PCRB Loan and Trust Agreement dated as of April 1, 1999. (Exhibit 4.3.6, 1999 NU Form 10-K, File No. 1-5324)

          4.3.3      Series E (Tax Exempt Refunding) Amended & Restated
                     PCRB Loan and Trust Agreement dated as of April 14, 1999. (Exhibit 4.3.7, 1999 NU Form 10-K, File No. 1-5324)

         @4.3.4 Series A Loan and Trust Agreement among Business Finance Authority of the State of New Hampshire and PSNH and State Street Bank and Trust Company, as Trustee (Tax Exempt Pollution Control Bonds) dated as of October 1, 2001.

         @4.3.5 Series B Loan and Trust Agreement among Business Finance Authority of the State of New Hampshire and PSNH and State Street Bank and Trust Company, as Trustee (Tax Exempt Pollution Control Bonds) dated as of October 1, 2001.

         @4.3.6 Series C Loan and Trust Agreement among Business Finance Authority of the State of New Hampshire and PSNH and State Street Bank and Trust Company, as Trustee (Tax Exempt Pollution Control Bonds) dated as of October 1, 2001.

          4.3.7 Revolving Credit Agreement among WMECO, CL&P PSNH and Yankee and the Banks named therein, dated November 16, 2001 (Exhibit to 35 CERT filed November 28, 2001, File No. 70-9755)

4.4  Western Massachusetts Electric Company

          4.4.1 Loan Agreement between Connecticut Development Authority and WMECO, (Pollution Control Bonds - Series A, Tax Exempt Refunding) dated as of September 1, 1993.
                     (Exhibit 4.4.13, 1993 NU Form 10-K, File No. 1-5324)

          4.4.2 Revolving Credit Agreement among WMECO, CL&P PSNH and Yankee and the Banks named therein, dated November 16, 2001 (Exhibit to 35 CERT filed November 28, 2001, File No. 70-9755)

4.5  Northeast Generation Company

          4.5.1 Indenture Mortgage, dated as of October 18, 2001 between NGC and The Bank of New York, as trustee (Exhibit 4.1 to NGC Registration Statement S-4 dated December 6, 2001, File No. 333-74636)

                     4.5.1.1 First Supplemental Indenture Mortgage, dated as of October 18, 2001 between NGC and The Bank of New York, as trustee (Exhibit 4.2 to NGC Registration Statement S-4 dated December 6, 2001, File No. 333-74636)

10.  Material Contracts

     10.1 Stockholder Agreement dated as of July 1, 1964 among the stockholders of Connecticut Yankee Atomic Power Company (CYAPC). (Exhibit 10.1, 1994 NU Form 10-K, File No. 1-5324)


     10.2 Form of Power Contract dated as of July 1, 1964 between CYAPC and each of CL&P, HELCO, PSNH and WMECO. (Exhibit 10.2, 1994 NU Form 10-K, File No. 1-5324)

            10.2.1 Form of Additional Power Contract dated as of April 30, 1984, between CYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.2.1, 1994 NU Form 10-K, File No. 1-5324)

            10.2.2 Form of 1987 Supplementary Power Contract dated as of April 1, 1987, between CYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.2.6, 1987 NU Form 10-K, File No. 1-5324)

     10.3 Capital Funds Agreement dated as of September 1, 1964 between CYAPC and CL&P, HELCO, PSNH and WMECO. (Exhibit 10.3, 1994 NU Form 10-K, File No. 1-5324)

     10.4 Stockholder Agreement dated December 10, 1958 between Yankee Atomic Electric Company (YAEC) and CL&P, HELCO, PSNH and WMECO. (Exhibit 10.4, 1993 NU Form 10-K, File No. 1-5324)

     10.5 Form of Amendment No. 3, dated as of April 1, 1985, to Power Contract between YAEC and each of CL&P, PSNH and WMECO, including a composite restatement of original Power Contract dated June 30, 1959 and Amendment No. 1 dated April 1, 1975 and Amendment No. 2 dated October 1, 1980. (Exhibit 10.5, 1988 NU Form 10-K, File No. 1-5324.)

            10.5.1 Form of Amendment No. 4 to Power Contract, dated May 6, 1988, between YAEC and each of CL&P, PSNH and WMECO. (Exhibit 10.5.1, 1989 NU Form 10-K, File No. 1-5324)

            10.5.2 Form of Amendment No. 5 to Power Contract, dated June 26, 1989, between YAEC and each of CL&P, PSNH and WMECO. (Exhibit 10.5.2, 1989 NU Form 10-K, File No. 1-5324)

            10.5.3 Form of Amendment No. 6 to Power Contract, dated July 1, 1989, between YAEC and each of CL&P, PSNH and WMECO. (Exhibit 10.5.3, 1989 NU Form 10-K, File No. 1-5324)

            10.5.4 Form of Amendment No. 7 to Power Contract, dated February 1, 1992, between YAEC and each of CL&P, PSNH and WMECO. (Exhibit 10.5.4, 1993 NU Form 10-K, File No. 1-5324)

     10.6 Stockholder Agreement dated as of May 20, 1968 among stockholders of MYAPC. (Exhibit 10.6, 1997 NU Form 10-K, File No. 1-5324)

     10.7 Form of Power Contract dated as of May 20, 1968 between MYAPC and each of CL&P, HELCO, PSNH and WMECO. (Exhibit 10.7, 1997 Form 10-K, File No. 1-5324)

            10.7.1 Form of Amendment No. 1 to Power Contract dated as of March 1, 1983 between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.7.1, 1993 NU Form 10-K, File No. 1-5324)

            10.7.2 Form of Amendment No. 2 to Power Contract dated as of January 1, 1984 between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.7.2, 1993 NU Form 10-K, File No. 1-5324)

            10.7.3 Form of Amendment No. 3 to Power Contract dated as of October 1, 1984 between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit No. 10.7.3, 1994 NU Form 10-K, File No. 1-5324)

            10.7.4 Form of Additional Power Contract dated as of February 1, 1984 between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.7.4, 1993 NU Form 10-K, File No. 1-5324)

     10.8 Capital Funds Agreement dated as of May 20, 1968 between MYAPC and CL&P, PSNH, HELCO and WMECO. (Exhibit 10.8, 1997 NU Form 10-K, File No. 1-5324)

            10.8.1 Amendment No. 1 to Capital Funds Agreement, dated as of August 1, 1985, between MYAPC, CL&P, PSNH and WMECO. (Exhibit No. 10.8.1, 1994 NU Form 10-K, File No. 1-5324)

     10.9 Sponsor Agreement dated as of August 1, 1968 among the sponsors of Vermont Yankee Nuclear Power Corporation
            (VYNPC). (Exhibit 10.9, 1997 NU Form 10-K, File No. 1-5324)

     10.10  Form of Power Contract dated as of February 1, 1968 between
            VYNPC and each of CL&P, HELCO, PSNH and WMECO. (Exhibit 10.10, 1997 NU Form 10-K, File No. 1-5324)

            10.10.1 Form of Amendment to Power Contract dated as of June 1, 1972 between VYNPC and each of CL&P, HELCO, PSNH and WMECO. (Exhibit 5.22, File No. 2-47038)

            10.10.2 Form of Second Amendment to Power Contract dated as of April 15, 1983 between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.2, 1993 NU Form 10-K, File No. 1-5324)

            10.10.3 Form of Third Amendment to Power Contract dated as of April 24, 1985 between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit No. 10.10.3, 1994 NU Form 10-K, File No. 1-5324)

            10.10.4 Form of Fourth Amendment to Power Contract dated as of June 1, 1985 between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit No. 10.10.4, 1996 NU Form 10-K,
                      File No. 1-5324)

            10.10.5 Form of Fifth Amendment to Power Contract dated as of May 6, 1988 between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.5, 1990 NU Form 10-K, File No. 1-5324)

            10.10.6 Form of Sixth Amendment to Power Contract dated as of May 6, 1988 between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.6, 1990 NU Form 10-K, File No. 1-5324)

            10.10.7 Form of Seventh Amendment to Power Contract dated as of June 15, 1989 between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.7, 1990 NU Form 10-K, File No. 1-5324)

            10.10.8 Form of Eighth Amendment to Power Contract dated as of December 1, 1989 between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.8, 1990 NU Form 10-K, File No. 1-5324)

            10.10.9 Form of Additional Power Contract dated as of February 1, 1984 between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.9, 1993 NU Form 10-K, File No. 1-5324)

     10.11 Capital Funds Agreement dated as of February 1, 1968 between VYNPC and CL&P, HELCO, PSNH and WMECO. (Exhibit 10.11, 1997 NU Form 10-K, File No. 1-5324)

            10.11.1 Form of First Amendment to Capital Funds Agreement dated as of March 12, 1968 between VYNPC and CL&P, HELCO, PSNH and WMECO. (Exhibit 10.11.1, 1997 NU Form 10-K, File
                      No. 1-5324)

            10.11.2 Form of Second Amendment to Capital Funds Agreement dated as of September 1, 1993 between VYNPC and CL&P, HELCO, PSNH and WMECO. (Exhibit 10.11.2, 1993 NU Form 10-K, File No. 1-5324)

    10.12 Agreement dated July 19, 1990, among NAESCO and Seabrook Joint owners with respect to operation of Seabrook. (Exhibit 10.53, 1990 NU Form 10-K, File No. 1-5324)

    10.13 Sharing Agreement between CL&P, WMECO, HP&E, HWP and PSNH dated as of June 1, 1992. (Exhibit 10.17, 1992 NU Form 10-K, File No. 1-5324)

    10.14 Rate Agreement by and between NUSCO, on behalf of NU, and the Governor of the State of New Hampshire and the New Hampshire Attorney General dated as of November 22, 1989. (Exhibit 10.44, 1989 NU Form 10-K, File No. 1-5324)

            10.14.1   First Amendment to Rate Agreement dated as of
                      December 5, 1989.  (Exhibit 10.16.1, 1995 NU Form 10-K,
                      File No. 1-5324)

            10.14.2   Second Amendment to Rate Agreement dated as of
                      December 12, 1989. (Exhibit 10.16.2, 1995 NU Form 10-K,
                      File No. 1-5324)

            10.14.3   Third Amendment to Rate Agreement dated as of
                      December 3, 1993. (Exhibit 10.16.3, 1995 NU Form 10-K,
                      File No. 1-5324)

            10.14.4   Fourth Amendment to Rate Agreement dated as of
                      September 21, 1994. (Exhibit 10.16.4, 1995 NU Form 10-K,
                      File No. 1-5324)

            10.14.5   Fifth Amendment to Rate Agreement dated as of
                      September 9, 1994. (Exhibit 10.16.5, 1995 NU Form 10-K,
                      File No. 1-5324)

    10.15 Agreement to Settle PSNH Restructuring (Exhibit 10.2, 1999 NU Form 10-Q for the Quarter Ended June 30, 1999, File No. 1-5324)

           @10.15.1 Revised and Conformed Agreement to Settle PSNH Restructuring, dated August 2, 1999, conformed June 23 and executed on September 22, 2000.

    10.16 Merger Settlement Agreement between NU, Con Edison and NHPUC dated as of December 6, 2000 (Exhibit O.1, to NU's U-1 Application, File No. 70-9711)

    10.17 Form of Seabrook Power Contract between PSNH and NAEC, as amended and restated. (Exhibit 10.45, 1992 NU Form 10-K, File No. 1-5324)

    10.18 Agreement (composite) for joint ownership, construction and operation of New Hampshire nuclear unit, as amended through the November 1, 1990 twenty-third amendment. (Exhibit No. 10.17, 1994 NU Form 10-K, File No. 1-5324)

            10.18.1   Memorandum of Understanding dated November 7,
                      1988 between PSNH and Massachusetts Municipal Wholesale Electric Company (Exhibit 10.17, PSNH 1989 Form 10-K, File No. 1-6392)

            10.18.2 Agreement of Settlement among Joint Owners dated as of January 13, 1989. (Exhibit 10.13.21, 1988 NU Form 10-K,
                      File No. 1-5324)

                      10.18.2.1  Supplement to Settlement Agreement,
                                 dated as of February 7, 1989, between PSNH and Central Maine Power Company. (Exhibit
                                10.18.1, PSNH 1989 Form 10-K, File No. 1-6392)

    10.19 Amended and Restated Agreement for Seabrook Project Disbursing Agent dated as of November 1, 1990. (Exhibit 10.4.7, File No. 33-35312)

            10.19.1 Form of First Amendment to Exhibit 10.22. (Exhibit 10.4.8, File No. 33-35312)

            10.19.2   Form (Composite) of Second Amendment to Exhibit
                      10.22.  (Exhibit 10.18.2, 1993 NU Form 10-K, File No.
                      1-5324)

    10.20 Agreement dated November 1, 1974 for Joint Ownership, Construction and Operation of William F. Wyman Unit No. 4 among PSNH, Central Maine Power Company and other utilities. (Exhibit 5.16 , File No. 2-52900)

            10.20.1 Amendment to Exhibit 10.23 dated June 30, 1975. (Exhibit 5.48, File No. 2-55458)

            10.20.2 Amendment to Exhibit 10.23 dated as of August 16, 1976. (Exhibit 5.19, File No. 2-58251)

            10.20.3   Amendment to Exhibit 10.23 dated as of
                      December 31, 1978.  (Exhibit 5.10.3, File No. 2-64294)

    10.21 Form of Service Contract dated as of July 1, 1966 between each of NU, CL&P and WMECO and Northeast Utilities Service Company (NUSCO)(Exhibit 10.20, 1993 NU Form 10-K, File No. 1-5324)

            10.21.1 Service Contract dated as of June 5, 1992 between PSNH and NUSCO. (Exhibit 10.12.4, 1992 NU Form 10-K, File No. 1-5324)

            10.21.2 Service Contract dated as of January 4, 1999 between NUSCO and NGC (Exhibit 10.7 to NGC Registration Statement S-4 dated December 6, 2001, File No. 333-74636)

                      10.21.2.1 Form of Service Agreement Renewals, dated December 31, 1999 and December 31, 2000, of Service Contract, dated as of January 4, 1999, between NUSCO and NGC (Exhibit 10.7.1 to NGC Registration Statement S-4 dated December 6, 2001, File No. 333-74636)

                      10.21.2.2 Management and Operating Agreement, dated February 1, 2000, between NGC and NGS
                                 (Exhibit 10.6 to NGC Registration
                                 Statement S-4 dated December 6, 2001, File No. 333-74636)

                      10.21.2.3 Amendment No. 1, dated March 1, 2000, to Management and Operating Agreement, dated February 1, 2000, between NGC and NGS (Exhibit
                                 10.6.1 to NGC Registration Statement S-4 dated December 6, 2001, File No. 333-74636)

            10.21.3 Form of Service Agreement dated as of June 29, 1992 between PSNH and North Atlantic Energy Service Corporation, and the First Amendment thereto. (Exhibits
                      B.7 and B.7.1, File No. 70-7787)

            10.21.4   Form of Annual Renewal of Service Contract.
                      (Exhibit 10.20.3, 1993 NU Form 10-K, File No. 1-5324)

    10.22 Memorandum of Understanding between CL&P, HELCO, HP&E, HWP and WMECO dated as of June 1, 1970 with respect to pooling of generation and transmission. (Exhibit 13.32, File No. 2-38177)

            10.22.1 Amendment to Memorandum of Understanding between CL&P, HELCO, HP&E, HWP and WMECO dated as of February 2, 1982 with respect to pooling of generation and transmission. (Exhibit 10.21.1, 1993 NU Form 10-K, File No. 1-5324)

            10.22.2 Amendment to Memorandum of Understanding between CL&P, HELCO, HP&E, HWP and WMECO dated as of January 1, 1984 with respect to pooling of generation and transmission. (Exhibit 10.21.2, 1994 NU Form 10-K, File No. 1-5324)

            10.22.3 Second Amendment to Memorandum of Understanding between CL&P, HELCO, HP&E, HWP and WMECO dated as of June 8, 1999 with respect to pooling of generation and transmission. (Exhibit 10.23.3, 1999 NU Form 10-K, File No. 1-5324)

    10.23 Restated NEPOOL Power Pool Agreement (restated by the sixty-ninth Agreement dated as of December 31, 2000, and includes the Restated NEPOOL Open Access Transmission Tariff

            10.23.1   Form of Interim Independent System Operator
                      (ISO) Agreement (Attachment to Thirty-third Amendment to
                      Exhibit 10.26 dated as of December 31, 1996). (Exhibit 10.23.6, 1996 NU Form 10-K, File No. 1-5324)

           *10.23.2 Seventieth Agreement Amending NEPOOL Agreement (ISO Capital Funding Tariff) (FERC Docket ER-01-1460-000) dated as of February 2, 2001.

           *10.23.3 Seventy-First Agreement Amending NEPOOL Agreement (Late Payment Fees) (FERC Docket ER-01-1460-000) dated as of February 2, 2001.

           *10.23.4 Seventy-Second Agreement Amending NEPOOL Agreement (Net Commitment Period Compensation "NCPC") (FERC Docket ER-01-1891-000) dated as of April 6, 2001.

           *10.23.5 Seventy-Third Agreement Amending NEPOOL Agreement (Schedule 2 Changes) (FERC Docket ER-01-2161-000) dated as of May 9, 2001.

           *10.23.6 Seventy-Fourth Agreement Amending NEPOOL Agreement (Review Bond Amendment) (FERC Docket ER-01-2140-000) dated as of May 9, 2001.

           *10.23.7 Seventy-Sixth Agreement Amending NEPOOL Agreement (Compliance with June 13, 2001 Orders) (FERC Dockets EL00-62-004, et al. and ER-98-3853-005) dated as of
                      June 29, 2001.

           *10.23.8 Seventy-Eighth Agreement Amending NEPOOL Agreement (Revised Sections 18.4 and 18.5) (FERC Docket EL00-62-
                      036) dated as of September 24, 2001.

           *10.23.9 Seventy-Ninth Agreement Amending NEPOOL Agreement (ICA Compliance Amendment) (FERC Docket EL00-62-036) dated as of September 24, 2001.

          *10.23.10   Eightieth Agreement Amending NEPOOL Agreement (Generation
                      Information System "GIS" Agreement) dated as of
                      October 12, 2001.

          *10.23.11   Eighty-First Agreement Amending NEPOOL Agreement
                      (Restatement of Financial Assurance Policies) dated as of December 7, 2001.

    10.24 Agreements among New England Utilities with respect to the Hydro-Quebec interconnection projects. (See Exhibits 10(u) and 10(v); 10(w), 10(x), and 10(y), 1990 and 1988, respectively, Form 10-K of New England Electric System, File No. 1-3446.)

    10.25 Lease dated as of April 14, 1992 between The Rocky River Realty Company (RRR) and Northeast Utilities Service Company (NUSCO) with respect to the Berlin, Connecticut headquarters (office lease). (Exhibit 10.29, 1992 NU Form 10-K, File No. 1-5324)

            10.25.1 Lease dated as of April 14, 1992 between RRR and NUSCO with respect to the Berlin, Connecticut headquarters (project lease). (Exhibit 10.29.1, 1992 NU Form 10-K, File No. 1-5324)

    10.26 Lease and Agreement, dated as of December 15, 1988, by and between WMECO and Bank of New England, N.A., with BNE Realty Leasing Corporation of North Carolina. (Exhibit 10.63, 1988 NU Form 10-K, File No. 1-5324.)

    10.27 Note Agreement dated April 14, 1992, by and between The Rocky River Realty Company (RRR) and Purchasers named therein (Connecticut General Life Insurance Company, Life Insurance Company of North America, INA Life Insurance Company of New York, Life Insurance Company of Georgia), with respect to RRR's sale of $15 million of guaranteed senior secured notes due 2007 and $28 million of guaranteed senior secured notes due 2017. (Exhibit 10.52, 1992 NU Form 10-K, File No. 1-5324)

            10.27.1 Amendment to Note Agreement, dated September 26, 1997. (Exhibit 10.31.1, 1997 NU Form 10-K, File No.
                      1-5324)

            10.27.2   Note Guaranty dated April 14, 1992 by Northeast
                      Utilities pursuant to Note Agreement dated April 14, 1992 between RRR and Note Purchasers, for the benefit of The Connecticut National Bank as Trustee, the Purchasers and the owners of the notes. (Exhibit 10.52.1, 1992 NU Form 10-K, File No. 1-5324)

                      10.27.2.1  Extension of Note Guaranty, dated
                                 September 26, 1997. (Exhibit 10.31.2.1, 1997
                                 NU Form 10-K, File No. 1-5324)

            10.27.3   Assignment of Leases, Rents and Profits,
                      Security Agreement and Negative Pledge, dated as of April 14, 1992 among RRR, NUSCO and The Connecticut National Bank as Trustee, securing notes sold by RRR pursuant to April 14, 1992 Note Agreement. (Exhibit 10.52.2, 1997 NU Form 10-K, File No. 1-5324)

                      10.27.3.1 Modification of and Confirmation of Assignment of Leases, Rents and Profits, Security Agreement and Negative Pledge, dated as of September 26, 1997. (Exhibit 10.31.3.1, 1997 NU Form 10-K, File No. 1-5324)

            10.32.4 Purchase and Sale Agreement, dated July 28, 1997 by and between RRR and the Sellers and Purchasers named therein. (Exhibit 10.31.4, 1997 NU Form 10-K, File No. 1-5324)

            10.32.5 Purchase and Sale Agreement, dated September 26, 1997 by and between RRR and the Purchaser named therein. (Exhibit 10.31.5, 1992 NU Form 10-K, File No. 1-5324)

   10.33 Rights Agreement dated as of February 23, 1999, between Northeast Utilities and Northeast Utilities Service Company, as Rights Agent (Exhibit 1 to NU's Registration Statement on Form 8-A, filed on April 12, 1999, File No. 001-05324).

            10.33.1 Amendment to Rights Agreement (Exhibit 3 to NU's Current Report on Form 8-K dated October 13, 1999, File No. 1-5324).

            10.33.2 Second Amendment to Rights Agreement (Exhibit 3 to NU Form 8-A-12B-A dated February 1, 2002, File No. 001-05324 and Exhibit B-3 to NU Rule 35 Cert., dated February 1, 2002, File No. 070-09463).

   10.34 NU Executive Incentive Plan, effective as of January 1, 1991. (Exhibit 10.44, NU 1991 Form 10-K, File No. 1-5324)

            10.34.1 NU Incentive Plan, effective as of January 1, 1998. (Exhibit 10.35.1, 1998 NU Form 10-K, File No. 1-5324)

                      10.34.1.1 Amendment to Exhibit 10.34.1, effective as of February 23, 1999. (Exhibit 10.35.1.1,
                                 1998 NU Form 10-K, File No. 1-5324)

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

            10.35.2 Amendment 2 to Exhibit 10.35, effective as of January 1, 1994. (Exhibit 10.35.2, 1993 NU Form 10-K, File No.
                      1-5324)

            10.35.3 Amendment 3 to Exhibit 10.35, effective as of January 1, 1996. (Exhibit 10.36.3, 1995 NU Form 10-K, File No.
                      1-5324)

           *10.35.4 Amendment 4 to Exhibit 10.35, effective as of February 26, 2002

           *10.35.5   Amendment 5 Exhibit 10.35, effective as of November 1,
                      2001

    10.36 Special Severance Program for Officers of NU System Companies, as adopted on July 15, 1998. (Exhibit 10.37, 1998 NU Form 10-K, File No. 1-5324)

            10.36.1 Amendment to Exhibit 10.36, effective as of February 23, 1999. (Exhibit 10.37.1, 1998 Form 10-K, File No. 1-5324)

            10.36.2 Amendment to Exhibit 10.36, effective as of September 14, 1999. (Exhibit 10.3, 1999 NU Form 10-Q for the Quarter Ended September 30, 1999, File No. 1-5324)

    10.37 Loan Agreement dated as of December 2, 1991, by and between NU and Mellon Bank, N.A., as Trustee, with respect to NU's loan of $175 million to an ESOP Trust. (Exhibit 10.46, 1991 NU Form 10-K, File No. 1-5324)

            10.37.1 First Amendment to Exhibit 10.37 dated February 7, 1992. (Exhibit 10.36.1, 1993 NU Form 10-K, File No.
                      1-5324)

            10.37.2 Loan Agreement dated as of March 19, 1992 by and between NU and Mellon Bank, N.A., as Trustee, with respect to NU's loan of $75 million to the ESOP Trust. (Exhibit 10.49.1, 1992 NU Form 10-K, File No. 1-5324)

            10.37.3 Second Amendment to Exhibit 10.37 dated April 9, 1992. (Exhibit 10.36.3, 1993 NU Form 10-K, File No.
                      1-5324)

    10.38 Employment Agreement with Michael G. Morris. (Exhibit 10.39, 1997 NU Form 10-K, File No. 1-5324)

            10.38.1 Amendment to Exhibit 10.38, dated as of February 23, 1999. (Exhibit 10.39.1, 1998 NU Form 10-K, File No.
                      1-5324)

            10.38.2 Amendment to Exhibit 10.38, dated as of June 28, 2001 (Exhibit 10.41.2 to 2001 NU Form 10-Q for the Quarter Ending September 30, 2001, File No. 1-5324)

            10.38.3 Amendment to Exhibit 10.38, dated as of September 11, 2001 (Exhibit 10.41.3 to 2001 NU Form 10-Q for the Quarter Ending September 30, 2001, File No. 1-5324).

   10.39 Transition and Retirement Agreement with Bernard M. Fox. (Exhibit 10.39, 1996 NU Form 10-K, File No. 1-5324)

   10.40 Employment Agreement with Bruce M. Kenyon. (Exhibit 10.40, 1996 NU Form 10-K, File No. 1-5324)

           10.40.1    Amendment to Exhibit 10.40, dated as of
                      January 13, 1998. (Exhibit 10.41.1, 1998 NU Form 10-K,
                      File No. 1-5324)

           10.40.2 Amendment to Exhibit 10.40, dated as of February 23, 1999. (Exhibit 10.41.2, 1998 NU Form 10-K, File No.
                      1-5324)

           10.40.3 Amendment to Exhibit 10.40, dated as of May 14, 1999. (Exhibit 10.1, 1999 NU Form 10-Q for the Quarter Ended March 31,1999, File No. 1-5324)

          10.40.4 Amendment to Exhibit 10.40, dated as of March 21, 2000. (Exhibit 10.1, 2000 NU Form 10-Q for the Quarter Ended March 31, 2000, File No. 1-5324)

   10.41 Employment Agreement with John H. Forsgren. (Exhibit 10.41, 1996 NU Form 10-K, File No. 1-5324)

           10.41.1 Amendment to Exhibit 10. 41, dated as of January 13, 1998. (Exhibit 10.42.1, 1998 NU Form 10-K, File No.
                      1-5324)

           10.41.2 Amendment to Exhibit 10.41, dated as of February 23, 1999. (Exhibit 10.42.2, 1998 NU Form 10-K, File No.
                      1-5324)

           10.41.3 Amendment to Exhibit 10.41, dated as of May 10, 1999. (Exhibit 10.1, 1999 NU Form 10-Q for the Quarter Ended March 31, 1999, File No. 1-5324)

           10.41.4    Amendment to Exhibit 10.41, dated as of
                      September 14, 1999. (Exhibit 10.4, 1999 NU Form 10-Q for the Quarter Ended September 30, 1999, File No. 1-5324)

           10.41.5 Amendment to Exhibit 10.41, dated as of September 19, 2001 (Exhibit 10.44.7 to 2001 NU Form 10-Q for the Quarter Ending September 30, 2001, File No. 1-5324).

    10.42 Supplemental Retirement Benefit with John H. Forsgren, dated as of August 8, 2001, (Exhibit 10.44.5, 2001 Form 10-Q for Quarter Ended September 30, 2001, File No. 1-5324)

    10.43 Supplemental Compensation Arrangement with John J. Forsgren, dated as of September 5, 2001, (Exhibit 10.44.6, 2001 Form 10-Q for Quarter Ended September 30, 2001, File No. 1-5324).

    10.44 Employment Agreement with Cheryl W. Grise. (Exhibit 10.44, 1998 NU Form 10-K, File No. 1-5324)

           10.44.1 Amendment to Exhibit 10.42, dated as of January 13, 1998, (Exhibit 10.44.1, 1998 NU Form 10-K, File No. 1-5324)

           10.44.2    Amendment to Exhibit 10.42, dated as of
                      February 23, 1999, (Exhibit 10.44.2, 1998 NU Form 10-K,
                      File No. 1-5324)

           10.44.3 Amendment to Exhibit 10.42, dated as of September 14, 1999, (Exhibit 10.5, 1999 NU Form 10-Q for the Quarter Ended September 30, 1999, File No. 1-5324)

           10.44.4 Amendment to Exhibit 10.42 dated as of September 19, 2001, (Exhibit 10.46.5 to 2001 NU Form 10-Q for the Quarter Ending September 30, 2001, File No. 1-5324)

           10.44.5 Supplemental Compensation Arrangement with Cheryl W. Grise, dated as of September 17, 2001, (Exhibit 10.46.4, 2001 NU Form 10-Q for Quarter Ended September 30, 2001, File No. 1-5324)

   *10.45  Agreement with Gary D. Simon dated March 16, 1998

    10.46 Northeast Utilities Deferred Compensation Plan for Trustees, Amended and Restated December 13, 1994. (Exhibit 10.39, 1995 NU Form 10-K, File No. 1-5324)

          *10.46.1    Amendment to Exhibit 10.46, effective November 5, 2001.

    10.47 Deferred Compensation Plan for Officers of Northeast Utilities System Companies adopted September 23, 1986. (Exhibit 10.40, 1995 NU Form 10-K, File No. 1-5324)

    10.48 Northeast Utilities Deferred Compensation Plan for Executives, adopted January 13, 1998. (Exhibit A.5, File No. 70-09185)

    10.49 Reciprocal Support Agreement Among NNECO, NAESCO, CYAPC, YAEC and NUSCO dated January 1, 1996. (Exhibit 10.41, 1995 NU Form 10K, File No. 1-5324)

    10.50 Receivables Purchase and Sale Agreement (CL&P and CL&P Receivables Corporation), dated as of September 30, 1997. (Exhibit 10.49, 1997 NU Form 10-K, File No. 1-5324)

           10.50.1 Amendment to Exhibit 10.50 dated September 29, 1998. (Exhibit 10.49.1, 1998 NU Form 10-K, File No.
                      1-5324)

           10.50.2    Amendment to Exhibit 10.50 dated September 28,
                      1999. (Exhibit C.10.3, 1999 NU Form U5S, File No. 30-246)

           10.50.3 Amendment to Exhibit 10.50 dated September 27, 2000. (Exhibit 10.51.3 2000 NU Form 10-K, File No.
                      1-5324)

           10.50.4    Purchase and Contribution Agreement (CL&P and
                      CL&P Receivables Corporation), dated as of September 30, 1997. (Exhibit 10.49.1, 1997 NU Form 10-K, File No.
                      1-5324)

    10.51 Credit Agreement dated as of March 9, 2000, among NGC as Borrower and the Initial Lenders Named Therein as Initial Lenders and Citibank, N.A. as Administrative and Collateral Agent and Depository Bank (Exhibit 10.54, 2000 NU form 8-K, File No. 1-5324).

           10.51.1    Amendment No. 1 to Exhibit 10.51, dated as of
                      July 27, 2000 (Exhibit 10.54.1, 2000 NU Form 8-K, File
                      No. 1-5324).

           10.51.2 Amendment No. 2 to Exhibit 10.51, dated as of November 22, 2000 (Exhibit 10.54.2, 2000 NU Form 8-K,
                      File No. 1-5324).

    10.52 Tranche B Mortgage dated as of March 9, 2000, among NGC and Citibank, N.A. (Exhibit 10.55, 2000 NU Form 8-K, File No. 1-5324).

    10.53 Indenture of Mortgage and Deed of Trust dated July 1, 1989 between Yankee Gas and the Connecticut National Bank, as Trustee (Exhibit 4.7, 1990 YES Form 10-K, File No. 0-10721)

    10.54 Power Purchase and Sales Agreement, dated December 27, 1999 between NGC and Select Energy, Inc. Mortgage, (Exhibit 10.1 to NGC Registration Statement S-4 dated December 6, 2001)

           10.54.1 Consent and Agreement, dated as of October 18, 2001, among NU, Select Energy, Inc., The Bank of New
                      York, as trustee and NGC, dated as of October 18, 2001 between NGC (Exhibit 10.3 to NGC Registration Statement S-4 dated December 6, 2001)

           10.54.2    Security Agreement, dated as of October 18,
                      2001, between NGC and The Bank of New York, as trustee (Exhibit 10.4 to NGC Registration Statement S-4 dated December 6, 2001)

           10.54.3    Form of Mortgage, Assignment of Leases and
                      Rents, Security Agreement and Fixture Filing, dated as of October 18, 2001, by NGC in favor of The Bank of New York, as Trustee (Exhibit 10.5 to NGC Registration Statement S-4 dated December 6, 2001)

   #10.55 CL&P Transition Property Purchase and Sale Agreement dated as of March 30, 2001.

   #10.56  CL&P Transition Property Servicing Agreement dated as of
           March 30, 2001.

   @10.57 PSNH Purchase and Sale Agreement with PSNH Funding LLC dated as of April 25, 2001.

   @10.58 PSNH Servicing Agreement with PSNH Funding LLC dated as of April 25, 2001.

   @10.59 PSNH Purchase and Sale Agreement with PSNH Funding LLC2 dated as of January 30, 2002.

   @10.60 PSNH Servicing Agreement with PSNH Funding LLC2 dated as of January 30, 2002.

  **10.61 WMECO Transition Property Purchase and Sale Agreement dated as of May 17, 2001.

  **10.62  WMECO Transition Property Servicing Agreement dated as of
           May 17, 2001.

 12. Ratio of Earnings to Fixed Charges

 13. Annual Report to Security Holders (Each of the Annual Reports is filed only with the Form 10-K of that respective registrant.)

    *13.1 Portions of the Annual Report to Shareholders of NU (pages 15 to 52) that have been incorporated by reference into this Form 10-K.

     13.2  Annual Report of CL&P.

     13.3  Annual Report of WMECO.

     13.4  Annual Report of PSNH.

     13.5  Annual Report of NGC.

 16. Arthur Andersen LLP letter to Securities and Exchange Commission, dated March 22, 2002, (Exhibit 16 to NU Form 8-K, dated March 22, 2002, File No. 1-5324)

*21. Subsidiaries of the Registrant.

*99. Letter from Northeast Utilities to Securities and Exchange Commission, dated March 22, 2002, concerning change in auditors.