Form 10-Q
period 2003-09-30
CONNECTICUT LIGHT & POWER CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; WESTERN MASSACHUSETTS ELECTRIC CO; NORTHEAST UTILITIES SYSTEM
filed 2003-11-07
CIK 23426, 315256, 106170, 72741

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003
                                             ------------------
                                     OR

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

                      Yes  X             No
                          ---               ---

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act):

                      Yes  X             No
                          ---               ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock                     Outstanding at October 31, 2003
------------------------                     -------------------------------
Northeast Utilities
Common shares, $5.00 par value               127,369,219 shares

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

Public Service Company of New Hampshire
Common stock, $1.00 par value                301 shares

Western Massachusetts Electric Company
Common stock, $25.00 par value               434,653 shares



                              GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

NU COMPANIES OR SEGMENTS

Boulos.......................  E.S. Boulos Company
CL&P.........................  The Connecticut Light and Power Company
CRC..........................  CL&P Receivables Corporation
HWP..........................  Holyoke Water Power Company
NGC..........................  Northeast Generation Company
NGS..........................  Northeast Generation Services Company
NU or the company............  Northeast Utilities
NU Enterprises...............  NU's competitive subsidiaries comprised of
                               Select Energy, NGC, SESI, NGS, HWP, and Woods Network. For further information, see Note 7, "Segment Information," to the consolidated financial statements.
PSNH.........................  Public Service Company of New Hampshire
RMS..........................  R. M. Services, Inc.
Select Energy................  Select Energy, Inc. (including its wholly owned subsidiary SENY)
SENY.........................  Select Energy New York, Inc.
SESI.........................  Select Energy Services, Inc.
Utility Group................  NU's regulated utilities comprised of CL&P,
                               PSNH, WMECO, and Yankee Gas.  For further
                               information, see Note 7, "Segment Information," to the consolidated financial statements.
WMECO........................  Western Massachusetts Electric Company
Woods Network................  Woods Network Services, Inc.
Yankee.......................  Yankee Energy System, Inc.
Yankee Gas...................  Yankee Gas Services Company

THIRD PARTIES

Bechtel......................  Bechtel Power Corporation
CVEC.........................  Connecticut Valley Electric Company
CYAPC........................  Connecticut Yankee Atomic Power Company
MGT..........................  Meriden Gas Turbines, LLC
NRG..........................  NRG Energy, Inc.
NRG-PM.......................  NRG Power Marketing, Inc.

REGULATORS

DPUC.........................  Connecticut Department of Public Utility Control
DTE..........................  Massachusetts Department of
                               Telecommunications and Energy
FERC.........................  Federal Energy Regulatory Commission
NHPUC........................  New Hampshire Public Utilities Commission
SEC..........................  Securities and Exchange Commission

OTHER

ABO..........................  Accumulated Benefit Obligation
Act, the.....................  Public Act No. 03-135
C&LM.........................  Conservation and Load Management
CSC..........................  Connecticut Siting Council
CTA..........................  Competitive Transition Assessment
DE...........................  Delivery Efficiency
DIG..........................  Derivative Implementation Group
EITF.........................  Emerging Issues Task Force
EPS..........................  Earnings per Share
FASB.........................  Financial Accounting Standards Board
FIN..........................  FASB Interpretation
Fitch........................  Fitch Ratings
FMCC.........................  Federally Mandated Congestion Costs
GSC..........................  Generation Service Charge
IERM.........................  Infrastructure Expansion Rate Mechanism
Incentive Plan...............  Northeast Utilities Incentive Plan
ISO-NE.......................  New England Independent System Operator
kWh..........................  Kilowatt-hour
LMP..........................  Locational Marginal Pricing
MW...........................  Megawatts
NU 2002 Form 10-K............  The Northeast Utilities and Subsidiaries
                               combined 2002 Form 10-K as filed with the SEC
NYMEX........................  New York Mercantile Exchange
O&M..........................  Operation and Maintenance
Restructuring
  Settlement.................  "Agreement to Settle PSNH Restructuring"
RMR..........................  Reliability Must Run
SBC..........................  System Benefits Charge
SCRC.........................  Stranded Cost Recovery Charge
SFAS.........................  Statement of Financial Accounting Standards
SMD..........................  Standard Market Design
TSO..........................  Transitional Standard Offer
VIE..........................  Variable Interest Entity




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

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations

          For the following companies:

          Northeast Utilities and Subsidiaries

               Consolidated Balance Sheets -
               September 30, 2003 and December 31, 2002...............       2

               Consolidated Statements of Income -
               Three Months and Nine Months Ended
               September 30, 2003 and 2002............................       4

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 2003 and 2002..........       5

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........       6

          Independent Accountants' Report.............................      39

          Notes to Consolidated Financial Statements
         (unaudited - all companies)..................................      40

          The Connecticut Light and Power Company
          and Subsidiaries

               Consolidated Balance Sheets -
               September 30, 2003 and December 31, 2002...............      68

               Consolidated Statements of Income -
               Three Months and Nine Months Ended
               September 30, 2003 and 2002............................      70

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 2003 and 2002..........      71

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........      72

          Public Service Company of New Hampshire
          and Subsidiaries

               Consolidated Balance Sheets -
               September 30, 2003 and December 31, 2002...............      78

               Consolidated Statements of Income -
               Three Months and Nine Months Ended
               September 30, 2003 and 2002............................      80

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 2003 and 2002..........      81

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........      82

          Western Massachusetts Electric Company
          and Subsidiary

               Consolidated Balance Sheets -
               September 30, 2003 and December 31, 2002...............      88

               Consolidated Statements of Income -
               Three Months and Nine Months Ended
               September 30, 2003 and 2002............................      90

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 2003 and 2002..........      91

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........      92

     Item 3.   Quantitative and Qualitative
               Disclosures About Market Risk..........................      95

     Item 4.   Controls and Procedures................................      95

Part II.  Other Information

     Item 1.   Legal Proceedings......................................      96

     Item 6.   Exhibits and Reports on Form 8-K.......................      99

Signatures............................................................     102



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                            September 30,      December 31,
                                                                2003               2002
                                                           ---------------    ---------------
                                                                (Thousands of Dollars)
ASSETS
------
Current Assets:
  Cash and cash equivalents                               $       118,138    $        54,678
  Restricted cash - LMP costs                                      45,760               -
  Special deposits                                                 75,657             43,261
  Investments in securitizable assets                             215,592            178,908
  Receivables, net                                                637,039            767,089
  Unbilled revenues                                                95,498            126,236
  Fuel, materials and supplies, at average cost                   160,400            119,853
  Derivative assets                                               103,768            130,929
  Prepayments and other                                            81,556            110,261
                                                          ---------------    ---------------
                                                                1,533,408          1,531,215
                                                          ---------------    ---------------
Property, Plant and Equipment:
  Electric utility                                              5,360,649          5,141,951
  Gas utility                                                     708,986            679,055
  Competitive energy                                              886,478            866,294
  Other                                                           209,040            205,115
                                                          ---------------    ---------------
                                                                7,165,153          6,892,415
    Less: Accumulated depreciation                              2,564,544          2,484,613
                                                          ---------------    ---------------
                                                                4,600,609          4,407,802
  Construction work in progress                                   374,691            320,567
                                                          ---------------    ---------------
                                                                4,975,300          4,728,369
                                                          ---------------    ---------------
Deferred Debits and Other Assets:
  Regulatory assets                                             2,947,670          3,076,095
  Goodwill and other purchased intangible assets, net             343,904            345,867
  Prepaid pension                                                 352,668            328,890
  Other                                                           445,418            433,444
                                                          ---------------    ---------------
                                                                4,089,660          4,184,296
                                                          ---------------    ---------------

Total Assets                                              $    10,598,368    $    10,443,880
                                                          ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                            September 30,       December 31,
                                                                2003                2002
                                                          ---------------     ---------------
                                                                (Thousands of Dollars)
LIABILITIES AND CAPITALIZATION
------------------------------

Current Liabilities:
  Notes payable to banks                                  $        40,000    $        56,000
  Long-term debt - current portion                                 59,327             56,906
  Accounts payable                                                787,024            776,219
  Accrued taxes                                                    68,816            141,667
  Accrued interest                                                 57,820             40,597
  Derivative liabilities                                           65,866             63,900
  Other                                                           205,501            208,680
                                                          ----------------   ---------------
                                                                1,284,354          1,343,969
                                                          ---------------    ---------------

Rate Reduction Bonds                                            1,772,637          1,899,312
                                                          ---------------    ---------------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                             1,362,713          1,436,507
  Accumulated deferred investment tax credits                     103,607            106,471
  Deferred contractual obligations                                321,197            354,469
  Other                                                           878,146            689,287
                                                          ---------------    ---------------
                                                                2,665,663          2,586,734
                                                          ---------------    ---------------
Capitalization:
  Long-Term Debt                                                2,505,222          2,287,144
                                                          ---------------    ---------------

  Preferred Stock - Nonredeemable                                 116,200            116,200
                                                          ---------------    ---------------

  Common Shareholders' Equity:
    Common shares, $5 par value - authorized
     225,000,000 shares; 150,098,023 shares issued
     and 127,254,402 shares outstanding in 2003 and
     149,375,847 shares issued and 127,562,031 shares
     outstanding in 2002                                          750,492            746,879
    Capital surplus, paid in                                    1,106,466          1,108,338
    Deferred contribution plan - employee stock
      ownership plan                                              (76,970)           (87,746)
    Retained earnings                                             837,963            765,611
    Accumulated other comprehensive (loss)/income                  (2,862)            14,927
    Treasury stock, 19,518,023 shares in 2003
      and 18,022,415 shares in 2002                              (360,797)          (337,488)
                                                          ---------------    ---------------
  Common Shareholders' Equity                                   2,254,292          2,210,521
                                                          ---------------    ---------------
Total Capitalization                                            4,875,714          4,613,865
                                                          ---------------    ---------------
Commitments and Contingencies (Note 4)

Total Liabilities and Capitalization                      $    10,598,368    $    10,443,880
                                                          ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                  Three Months Ended               Nine Months Ended
                                                                     September 30,                    September 30,
                                                           --------------------------------  ------------------------------
                                                                  2003            2002             2003            2002
                                                           ---------------   --------------  --------------   -------------


Operating Revenues                                           $   2,054,274  $    1,414,304   $    5,200,252  $    3,840,693
                                                             -------------  --------------   --------------  --------------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power                   1,445,482         850,757        3,408,712       2,204,434
     Other                                                         224,606         184,110          645,156         580,865
  Maintenance                                                       55,687          68,271          169,859         194,032
  Depreciation                                                      50,879          50,946          151,044         156,757
  Amortization                                                      53,995          59,160          132,791          85,114
  Amortization of rate reduction bonds                              40,729          35,380          115,232         116,016
  Taxes other than income taxes                                     53,169          47,585          178,603         177,043
                                                             -------------  --------------   --------------  --------------
       Total operating expenses                                  1,924,547       1,296,209        4,801,397       3,514,261
                                                             -------------  --------------   --------------  --------------
Operating Income                                                   129,727         118,095          398,855         326,432

Interest Expense:
  Interest on long-term debt                                        32,010          34,137           93,496         101,500
  Interest on rate reduction bonds                                  26,863          28,751           82,088          87,539
  Other interest                                                     4,474           4,825           10,835          14,569
                                                             -------------  --------------   --------------  --------------
       Interest expense, net                                        63,347          67,713          186,419         203,608
                                                             -------------  --------------   --------------  --------------
Other Income, Net                                                    4,678          32,059            6,008          19,715
                                                             -------------  --------------   --------------  --------------
Income Before Income Tax Expense                                    71,058          82,441          218,444         142,539
Income Tax Expense                                                  25,689          32,476           83,223          42,296
                                                             -------------  --------------   --------------  --------------
Income Before Preferred Dividends of Subsidiaries                   45,369          49,965          135,221         100,243
Preferred Dividends of Subsidiaries                                  1,390           1,390            4,169           4,169
                                                             -------------  --------------   --------------  --------------
Income Before Cumulative Effect of Accounting Change                43,979          48,575          131,052          96,074
Cumulative effect of accounting change,
  net of tax benefit of $2,553                                      (4,741)            -             (4,741)            -
                                                             -------------  --------------   --------------  --------------
Net Income                                                   $      39,238  $       48,575   $      126,311  $       96,074
                                                             =============  ==============   ==============  ==============

Basic and Fully Diluted Earnings Per Common Share:
  Income Before Cumulative Effect of Accounting Change       $        0.35  $         0.38   $         1.03  $         0.74
  Cumulative effect of accounting change,
    net of tax benefit                                               (0.04)            -              (0.04)            -
                                                             -------------  --------------   --------------  --------------
Basic and Fully Diluted Earnings Per Common Share            $        0.31  $         0.38   $         0.99  $         0.74
                                                             =============  ==============   ==============  ==============
Basic Common Shares Outstanding (average)                      127,167,690     129,344,724      126,976,161     129,508,840
                                                             =============  ==============   ==============  ==============
Fully Diluted Common Shares Outstanding (average)              127,303,973     129,508,794      127,086,417     129,737,249
                                                             =============  ==============   ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                            ------------------------------
                                                                                 2003             2002
                                                                            -------------    -------------
                                                                                (Thousands of Dollars)
Operating Activities:
  Income before preferred dividends of subsidiaries                            $  135,221       $  100,243
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation                                                                  151,044          156,757
    Deferred income taxes and investment tax credits, net                         (48,815)         (54,207)
    Amortization                                                                  132,791           85,114
    Amortization of rate reduction bonds                                          115,232          116,016
    (Deferral)/amortization of recoverable energy costs                            (5,480)          19,557
    Prepaid pension                                                               (23,778)         (55,436)
    Cumulative effect of an accounting change                                      (4,741)             -
    Regulatory recoveries                                                         117,138           48,915
    Other sources of cash                                                          14,911           73,241
    Other uses of cash                                                           (122,284)         (57,044)
  Changes in current assets and liabilities:
    Restricted cash - LMP costs                                                   (45,760)             -
    Receivables and unbilled revenues, net                                        160,789           29,223
    Fuel, materials and supplies                                                  (40,548)         (23,285)
    Accounts payable                                                               10,805          (52,846)
    Accrued taxes                                                                 (72,851)          23,754
    Investments in securitizable assets                                           (36,684)          49,570
    Other current assets and liabilities (excludes cash)                           25,686           12,678
                                                                               ----------       ----------
Net cash flows provided by operating activities                                   462,676          472,250
                                                                               ----------       ----------

Investing Activities:
  Investments in plant:
    Electric, gas and other utility plant                                        (372,854)        (308,757)
    Competitive energy assets                                                     (13,144)         (18,128)
    Nuclear fuel                                                                      -               (434)
                                                                               ----------       ----------
  Cash flows used for investments in plant                                       (385,998)        (327,319)
  Buyout/buydown of IPP contracts                                                 (20,437)          (5,152)
  Payment for acquisitions, net of cash acquired                                      -            (15,300)
  Other investment activities, net                                                  8,777            6,957
                                                                               ----------       ----------
Net cash flows used in investing activities                                      (397,658)        (340,814)
                                                                               ----------       ----------

Financing Activities:
  Issuance of common shares                                                         9,940            7,445
  Repurchase of common shares                                                     (23,209)         (30,136)
  Issuance of long-term debt                                                      250,384          263,000
  Issuance of rate reduction bonds                                                    -             50,000
  Retirement of rate reduction bonds                                             (126,374)        (132,883)
  Net (decrease)/increase in short-term debt                                      (16,000)          25,233
  Reacquisitions and retirements of long-term debt                                (33,607)        (285,146)
  Cash dividends on preferred stock                                                (4,169)          (4,169)
  Cash dividends on common shares                                                 (53,959)         (50,164)
  Other financing activities, net                                                  (4,564)            (548)
                                                                               ----------       ----------
Net cash flows used in financing activities                                        (1,558)        (157,368)
                                                                               ----------       ----------
Net increase/(decrease) in cash and cash equivalents                               63,460          (25,932)
Cash and cash equivalents - beginning of period                                    54,678           96,658
                                                                               ----------       ----------
Cash and cash equivalents - end of period                                      $  118,138       $   70,726
                                                                               ==========       ==========


The accompanying notes are an integral part of these consolidated financial statements.


                     NORTHEAST UTILITIES AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


This discussion should be read in conjunction with the consolidated financial statements and footnotes in this Form 10-Q, the first and second quarter 2003 reports on Form 10-Q and the NU 2002 Form 10-K.

FINANCIAL CONDITION

Overview
--------

Consolidated: Northeast Utilities (NU or the company) earned $44 million, or $0.35 per share in the third quarter of 2003, before the cumulative effect of accounting change, compared with $48.6 million, or $0.38 per share, in the third quarter of 2002. After the cumulative effect of an accounting change, NU earned $39.2 million, or $0.31 a share, in the third quarter of 2003. Third quarter 2003 results included a negative $4.7 million after-tax cumulative effect of accounting change as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities," related to the consolidation of R. M. Services, Inc. (RMS), a bill collection company that was once a subsidiary of Yankee Energy System, Inc. (Yankee). NU merged with Yankee in March 2000 and sold RMS in June 2001, retaining a preferred equity interest. In connection with the adoption of FIN 46, effective July 1, 2003, NU was required to consolidate RMS into NU's financial statements and adjusted its equity interest as a cumulative effect of an accounting change.

Third quarter 2002 results included a net after-tax gain of $14.5 million, or $0.11 per share, related to the elimination of certain reserves associated with NU's ownership share of the Seabrook nuclear unit (Seabrook). NU sold its 40.04 percent ownership share of Seabrook in November 2002.

For the first nine months of 2003, NU earned $126.3 million after the cumulative effect of the accounting change, or $0.99 per share, compared with net income of $96.1 million, or $0.74 per share, for the first nine months of 2002. The results for the first nine months of 2002 included elimination of the aforementioned Seabrook reserves, as well as after-tax write-downs totaling $10 million, or $0.08 per share, related to NU's investments in NEON Communications, Inc. (NEON) and Acumentrics Corporation (Acumentrics) and approximately $13 million, or $0.10 per share, of investment tax credits related to divested generation reflected by Western Massachusetts Electric Company (WMECO) as a result of a regulatory decision. The results for the first nine months of 2003 did not include any similar write-downs or investment tax credits. All per share amounts are reported on a fully diluted basis.

Third quarter results benefited from improved results at NU Enterprises, lower regulated company controllable operation and maintenance costs, and lower interest costs. Those factors were offset by lower pension income and the absence of earnings related to Seabrook.

Net income for NU Enterprises for the first nine months of 2003 was $24 million, or a $62.7 million increase in net income, compared to a loss of $38.7 million for the first nine months of 2002. Net income for the first nine months of 2003 for the Utility Group was $111 million, or a $47.5 million decrease from 2002 net income of $158.5 million. The reduction in Utility Group net income was the result of the absence of approximately $13 million of investment tax credits that were reflected in the second quarter of 2002 at WMECO, as well as lower pension income and the loss of net income related to Seabrook in 2003 as compared to 2002. NU's earnings per share also benefited modestly from its share repurchase program. NU repurchased approximately 1.6 million shares at an average price of $14.14 in the first quarter of 2003. There have been no further share repurchases in the second or third quarters of 2003. NU had approximately 127 million shares outstanding at September 30, 2003.

NU's revenues during the first nine months of 2003 increased to $5.2 billion from $3.8 billion in the same period of 2002, or an increase of $1.4 billion. Of the $1.4 billion increase in NU's revenues, $1.1 billion related to NU Enterprises. NU Enterprises' wholesale revenues increased primarily due to $400 million in higher requirements sales and $600 million in higher short-term and non-requirements sales. A contributing factor to the higher short-term sales is the change in settlement methodology at the New England Independent System Operator (ISO-NE) as a result of the implementation of Standard Market Design (SMD). The increase in revenues is also due to increases in electric and firm natural gas sales at the Utility Group in 2003 as compared to 2002.

Utility Group: Utility Group net income was lower due to the absence of approximately $13 million of investment tax credits that were reflected in the second quarter of 2002 at WMECO, as well as lower pension income and the loss of net income related to Seabrook. Lower pension income and the lack of Seabrook earnings resulted in approximately a $13 million and a $9 million decrease, respectively, in net income in 2003 as compared to 2002.

As a result of adjustments to estimated unbilled electric revenues, third quarter 2003 Utility Group retail electric sales increased 4.9 percent in the third quarter of 2003 compared to 2002. Absent that adjustment, Utility Group retail electric sales would have decreased 0.3 percent. An adjustment to estimated unbilled revenues had a negative impact on Yankee Gas Services Company (Yankee Gas). Combined, the adjustments to estimated unbilled revenues increased NU's net income by approximately $5.7 million in the third quarter of 2003, resulting from a process to validate and update the assumptions used to estimate unbilled revenues. For further information regarding unbilled revenues, see "Critical Accounting Policies and Estimates Updates - Adjustments to Estimates of Unbilled Revenues," included in this Management's Discussion and Analysis.

Earnings before preferred dividends at The Connecticut Light and Power Company (CL&P) totaled $30.4 million in the third quarter of 2003 and $63.2 million in the first nine months of 2003, compared to $29.3 million in the third quarter of 2002 and $62.4 million in the first nine months of 2002. Earnings for the three and nine months ended September 30, 2003 were negatively impacted by lower pension income and lower earnings on a reduced level of regulatory assets but were positively impacted by the adjustment to the estimate of unbilled revenues.

Public Service Company of New Hampshire (PSNH) earned $12.6 million in the third quarter of 2003 and $34.5 million in the first nine months of 2003, compared to $19.5 million in the third quarter of 2002 and $46.4 million in the first nine months of 2002. Lower PSNH net income resulted from higher pension expense and a lower level of regulatory assets earning a return, primarily due to the sale of Seabrook. These decreases were offset by an increase to revenues as a result of an adjustment to the estimate of unbilled revenues. The reduction in the level of net regulatory assets will continue to negatively affect PSNH's 2003 to 2002 net income comparisons. Additionally, net income for the first nine months of 2002 includes $4.2 million related to the positive resolution of certain contingencies related to a PSNH regulatory proceeding.

Net income at WMECO was $5.2 million in the third quarter of 2003 and $13.9 million in the first nine months of 2003, compared to $4.7 million in the third quarter of 2002 and $26.9 million in the first nine months of 2002. The net income decrease in year to date 2003 earnings was due primarily to the recognition of $13 million in investment tax credits in the second quarter of 2002 as a result of a regulatory decision.

Yankee Gas lost $9.6 million in the third quarter of 2003 and earned $3.4 million in the first nine months of 2003, compared to a loss of $5.8 million in the third quarter of 2002 and net income of $6.2 million in the first nine months of 2002. Lower Yankee Gas earnings are primarily due to lower revenues in the third quarter as a result of a downward adjustment in estimated unbilled revenues offset by the positive impact of colder temperatures in 2003 compared to 2002.

NU expects that pension income will decline from approximately $73 million in 2002 to approximately $32 million in 2003. Of the $41 million decline, approximately 70 percent ($29 million) will reduce pre-tax earnings. The remaining 30 percent ($12 million) relates to employees working on capital projects and will be reflected as capital expenditures. The $29 million increase in operating expenses is reflected evenly throughout the year and has resulted in a decline of approximately $4.4 million in net income per quarter during 2003.

NU Enterprises: NU Enterprises, Inc. is the parent company of Select Energy, Inc. (Select Energy), Northeast Generation Company (NGC), Select Energy Services, Inc. (SESI), Northeast Generation Services Company (NGS), and their respective subsidiaries, and Woods Network Services, Inc. (Woods Network), all of which are collectively referred to as "NU Enterprises." The ongoing generation operations of Holyoke Water Power Company (HWP) are also included in the results of NU Enterprises. NU Enterprises earned $6.9 million in the third quarter of 2003 and $24 million in the first nine months of 2003, compared to a loss of $9 million in the third quarter of 2002 and a loss of $38.7 million in the first nine months of 2002. NU Enterprises' net income improved due to better margins on wholesale and retail contracts, better performance at NGC, which owns nearly 1,300 megawatts (MW) of primarily hydroelectric and pumped storage generating capacity in Massachusetts and Connecticut, and the absence of natural gas trading positions in 2003. Natural gas trading positions in the first half of 2002 resulted in trading losses. Over the past year, Select Energy has significantly reduced its trading activities.

Select Energy's merchant energy business includes a wholesale business and a retail marketing business. The wholesale business includes wholesale origination, portfolio management and the operation of more than 1,400 MW of pumped storage, hydroelectric and coal-fired generation assets. The wholesale business earned $4.5 million in the third quarter of 2003 and $23.9 million in the first nine months of 2003, compared to losses of $2.4 million in the third quarter of 2002 and $13.6 million in the first nine months of 2002. The wholesale business benefited from a return to normal precipitation in western New England during the first nine months of 2003, compared with the same period of 2002, which increased conventional hydroelectric output. This increase in output resulted in $3.7 million of additional net income in 2003, as compared to 2002. The wholesale business also benefited from the absence of natural gas trading losses in 2003.

The retail marketing business lost $1.6 million in the first nine months of 2003 compared to a loss of $26.3 million in the first nine months of 2002. The 2003 improved retail results are primarily due to improved margins and growth in retail electric sales along with improved management of gas retail contracts.

The energy services businesses earned $0.2 million in the third quarter of 2003 and $2.1 million in the first nine months of 2003 compared to earnings of $1.7 million in the third quarter of 2002 and $1.8 million in the first nine months of 2002.

NU Enterprises parent costs totaled $0.2 million in the third quarter of 2003 and $0.4 million in the first nine months of 2003 compared to $0.2 million in the third quarter of 2002 and $0.6 million in the first nine months of 2002.

Future Outlook
--------------

Consolidated: NU has narrowed its forecasted earnings in 2003 to between $1.20 per share and $1.30 per share from its previous forecast of between $1.10 per share and $1.30 per share. That range excludes any potential losses at Select Energy due to the ongoing dispute over locational marginal pricing (LMP) costs, which are estimated to be $90 million. NU also has established a forecasted earnings range of between $1.20 per share and $1.40 per share for 2004.

Utility Group: The forecasted earnings in 2003 reflect earnings of between $1.10 per share and $1.15 per share at the Utility Group. The NU consolidated earnings range of between $1.20 per share and $1.40 per share for 2004 reflects earnings of between $1.08 and $1.20 per share at the Utility Group.

The 2004 Utility Group earnings range is dependent on a number of factors, including the outcome of state rate cases involving CL&P and PSNH and a Federal Energy Regulatory Commission (FERC) rate case involving NU's transmission tariffs. A final decision from the Connecticut Department of Public Utility Control (DPUC) in CL&P's rate case is due on December 15, 2003 with new rates effective on January 1, 2004. The filing of a PSNH rate case is expected by the end of this year with new rates effective on February 1, 2004. On October 22, 2003, the FERC preliminarily approved NU's requested transmission tariff, allowing rates to go into effect on October 28, 2003, subject to refund. This new formula tariff will provide NU with more timely recovery of the costs associated with its transmission capital program.

NU Enterprises: The forecasted earnings in 2003 reflect earnings of between $0.20 per share and $0.25 per share at NU Enterprises. The NU consolidated earnings range of between $1.20 per share and $1.40 per share for 2004 reflects earnings of between $0.22 and $0.30 per share at NU Enterprises.

The 2003 NU Enterprises earnings range excludes any potential negative impact on Select Energy from an ongoing LMP dispute involving Select Energy's contract to provide CL&P with 50 percent of its standard offer service through the end of 2003. The LMP dispute, now before an administrative law judge at the FERC, relates to whether CL&P's standard offer suppliers, including Select Energy, or CL&P's retail customers are responsible for incremental costs associated with the implementation of SMD and LMP beginning in March 2003. Select Energy's portion of these costs is $90 million. A FERC decision is expected in 2004. For further information regarding the LMP dispute, see "Impacts of Standard Market Design," in this Management's Discussion and Analysis.

The 2004 earnings range of between $0.22 per share and $0.30 per share represents earnings of between $28 million and $38 million. Management estimates that between $24 million and $31 million of those earnings in 2004 will come from the wholesale and retail merchant energy business and between $4 million and $7 million from the energy services business. Those ranges are heavily dependent on NU Enterprises' ability to achieve targeted wholesale and retail origination margins, successfully manage its contract portfolios and achieve targeted growth in the services business.

Other: NU continues to project parent company debt and other expenses of approximately $0.10 per share in 2003. The 2004 earnings range also reflects $0.10 per share of parent company after-tax expenses, primarily related to interest expense.

Liquidity
---------

Consolidated: NU's liquidity continues to be strong as NU had $118.1 million of cash and cash equivalents on hand at September 30, 2003. NU's net cash flows from operating activities decreased to $462.7 million in the first nine months of 2003 from $472.3 million in the first nine months of 2002. The decrease in cash flows from operating activities resulted from the payment of $193 million of taxes, primarily on the gain on the sale of Seabrook, increases in other uses of cash, which relate primarily to other regulatory assets and increases in restricted cash, due to the placing of incremental LMP costs collected into an escrow account beginning in July 2003. These decreases were partially offset by a $35 million increase in income before preferred dividends of subsidiaries combined with the positive impacts of increased amortization from recovery of regulatory assets, lower pension income, decreases in accounts receivable, and increases in accounts payable.

NU's liquidity was also enhanced by recent financings. On June 3, 2003, NU issued $150 million of five-year notes at an interest rate of 3.3 percent. The proceeds from the issuance of these notes were primarily used to refinance Select Energy's short-term debt. On September 30, 2003, WMECO issued $55 million of ten-year 5 percent notes, the proceeds from which WMECO used to repay a similar level of borrowings from the NU system Money Pool.
On October 1, 2003, CL&P fixed the interest rate on $62 million of variable-rate tax-exempt borrowings for five years at 3.35 percent. In the first nine months of 2003, NU also repaid $33.6 million of long-term debt and $126.4 million of rate reduction bonds.

NU's capital expenditures totaled $386 million in the first nine months of 2003 compared to $327.3 million in the first nine months of 2002. NU currently projects capital expenditures of approximately $600 million in 2003.

The level of common dividends totaled $54 million in the first nine months of 2003, compared with $50.2 million in the first nine months of 2002. The increase in the level of common dividends resulted from NU paying two $0.1375 per share quarterly common dividends and one $0.15 per share quarterly common dividend in the first nine months of 2003, compared to two $0.125 per share quarterly common dividends and one $0.1375 per share quarterly common dividend in the first nine months of 2002. On October 14, 2003, the NU Board of Trustees declared a common dividend of $0.15 per share payable on December 31, 2003, to shareholders of record on December 1, 2003. The dividend increase was consistent with management's objective to continue to increase the dividend level annually, subject to NU's ability to meet earnings targets and the judgment of its Board of Trustees at the time the dividends are declared.

In the third quarter 2003, Fitch Ratings (Fitch) raised the outlook of NU's and CL&P's credit ratings to stable from negative. The change in outlook is a result of Fitch's belief that the risks associated with CL&P's standard offer service contract with NRG Energy, Inc. (NRG) had declined. For more information on NRG see the "NRG Exposures" section of this Management's Discussion and Analysis and Note 4B, "Commitments and Contingencies - NRG Energy, Inc. Exposures," to the consolidated financial statements.

Utility Group: At September 30, 2003, NU's Utility Group had $10 million in borrowings outstanding on its $300 million revolving credit line. This credit line expires on November 11, 2003, and management expects to extend this credit line from November 2003 through November 2004.

At September 30, 2003, CL&P had $40 million of accounts receivable and unbilled revenues sold under its arrangement with a financial institution to sell up to $100 million in accounts receivable and unbilled revenues. This arrangement expires in July 2004. For more information regarding CL&P's accounts receivable facility, see Note 1F, "Sale of Customer Receivables," to the consolidated financial statements.

CL&P is seeking approval from its preferred shareholders to permanently amend its charter to eliminate a requirement that unsecured debt represent no more than 10 percent of total capitalization. At September 30, 2003, CL&P's unsecured debt represented approximately 3 percent of CL&P's total capitalization. CL&P is offering its preferred holders a payment of 1 percent of the $116.2 million par value of their shares if the preferred holders vote in favor of the amendment and CL&P implements it. Preferred holders of record as of September 30, 2003, are eligible to vote at a special meeting, which will be held on November 25, 2003. Holders of at least two-thirds of CL&P's approximately 2.3 million shares of preferred stock must vote in favor of the change for it to pass. Management believes that CL&P will benefit from such a change due to increased financial flexibility. In the event that this change fails or if CL&P chooses not to implement it, CL&P is also asking preferred holders to endorse another 10-year waiver that would allow CL&P's unsecured debt to rise to 20 percent of total capitalization. CL&P preferred holders approved a similar waiver in 1993 that is scheduled to expire in March 2004.

Prior to July 1, 2003, CL&P recovered approximately $30 million of incremental LMP costs from its customers and has withheld payment of these incremental LMP costs from its standard offer service suppliers. This positively impacted CL&P's liquidity. In July 2003, CL&P began depositing new recoveries into an escrow account. Accordingly, further recovery of these costs did not impact CL&P's liquidity. When the LMP dispute is resolved, there will be a negative impact on CL&P's liquidity for the amounts recovered but not deposited into the escrow account, as these amounts are paid to standard offer service suppliers or returned to customers.

NU Enterprises: NU Enterprises had $30 million in borrowings and $123.2 million in letters of credit outstanding on NU parent's $350 million revolving credit line. This credit line expires on November 11, 2003, and management expects to extend this credit line from November 2003 through November 2004.

At September 30, 2003, Select Energy has incurred and billed CL&P for incremental LMP costs in the amount of approximately $71 million. As a result of the LMP dispute, Select Energy has not received any amounts from CL&P, which has negatively impacted Select Energy's liquidity. This negative impact is expected to continue to increase until the resolution of the LMP dispute.

Impacts of Standard Market Design
---------------------------------

Consolidated: On March 1, 2003, ISO-NE implemented SMD. As part of SMD, LMP is now utilized to assign value and causation to transmission congestion and line losses. Transmission congestion costs represent the additional costs incurred due to the need to run uneconomic generating units in certain areas that have transmission constraints, which prevent these areas from obtaining alternative lower-cost generation. Line losses represent losses of electricity as it is sent over transmission lines. The costs associated with transmission congestion and line losses are now assigned to the pricing zone in which they occur and the calculation of line losses is now based on an economic formula. Prior to March 1, 2003, those costs were spread across virtually all New England electric customers based on engineering data of actual line losses experienced. As part of the implementation of SMD, ISO-NE established eight separate pricing zones in New England: three in Massachusetts and one in each of the five other New England states. The three components of the LMP for each zone are 1) an energy cost, 2) congestion costs and 3) line loss charges assigned to the zone. LMP is increasing costs in zones that have inadequate or less cost-efficient generation and/or transmission constraints, such as Connecticut, and decreasing costs in zones that have sufficient or excess generation, such as Maine. The implementation of SMD has also impacted pricing under wholesale energy contracts depending on the energy delivery points chosen under those contracts.

Utility Group: Connecticut has been designated a single pricing zone by ISO-NE. For the seven-month period from March 1, 2003 through September 30, 2003, incremental LMP costs have totaled approximately $132.5 million, including $71 million related to Select Energy. Approximately 70 percent of these incremental costs (approximately $90 million, or approximately $13 million per month on average) were associated with line losses, with monthly line losses ranging from $9.5 million to $17 million. LMP costs also include approximately $41 million related to congestion costs for the seven-month period with monthly congestion costs ranging from $0.2 million to $16.5 million.

In October 2003, incremental LMP costs amounted to approximately $13.7 million, including $8.6 million of line loss charges and $5.2 million of congestion costs.

Management currently estimates that total incremental LMP costs for CL&P for 2003 will be approximately $180 million (approximately $120 million in line losses and approximately $60 million in congestion costs). Actual incremental LMP costs could be higher if congestion and line loss charges are greater than anticipated as a result of unusual weather and other factors management cannot predict.

CL&P's standard offer service contracts were executed in the fall of 1999 with the delivery points in the contracts at the suppliers' choice at any point on the New England power pool. Prior to March 1, 2003, delivery by the suppliers anywhere on the New England power pool resulted in the suppliers being charged and paying their respective share of socialized congestion costs. Subsequent to March 1, 2003, the delivery points chosen by the suppliers have been zones with no or negative congestion and/or line losses. Management believes that under the legal interpretation of the terms of its standard offer service contracts with its standard offer suppliers, the incremental costs associated with line losses and congestion between the delivery points chosen by the suppliers and CL&P's service territory in Connecticut are the responsibility of CL&P's customers.

The $132.5 million of incremental LMP costs incurred from March 1, 2003 through September 30, 2003 have been recorded as recoverable energy costs, and approximately $95.6 million has been billed to CL&P's customers and reflected in revenues through September 30, 2003. The remaining balance is included in recoverable energy costs, which collectively is a component of regulatory assets. Management believes that these congestion and line loss charges are unavoidable, are part of the prudent cost of providing regulated electric service in Connecticut and should be paid for by CL&P's customers. Accordingly, CL&P sought and received approval on May 1, 2003, for recovery of these costs through the energy adjustment clause (EAC), subject to refund. CL&P began recovery of the March 2003 LMP costs in its May 2003 billings and continues to bill LMP costs on a two-month lag.

The DPUC directed CL&P to pursue legal remedies against its standard offer suppliers in an effort to assign liability for incremental LMP costs to those suppliers. The DPUC indicated that it will support CL&P's efforts and that CL&P's failure to aggressively pursue legal remedies may result in ultimate disallowance of recovery of LMP-related costs. The DPUC also required CL&P to obtain surety bonds, which are guaranteed by NU parent, for the $31.1 million of March 2003 and April 2003 incremental LMP costs. Amounts collected from customers beginning with May 2003 incremental LMP costs that were recovered in July 2003 were deposited into an escrow account. At September 30, 2003, $45.8 million was deposited in the escrow account and is included in restricted cash - LMP costs on the accompanying consolidated balance sheet.

In response to the DPUC decision of May 1, 2003, CL&P has filed for a declaratory judgment from the FERC to determine whether CL&P's standard offer service suppliers are responsible for incremental LMP costs. Additionally, CL&P has withheld payment of all $132.5 million of incremental LMP costs to its standard offer service suppliers, pending resolution of this matter. Hearings on this issue before a FERC administrative law judge occurred in October 2003. As a result of these hearings, the parties agreed to a settlement conference before a FERC settlement judge, which occurred from November 4, 2003 to November 5, 2003. No settlement has been reached as of November 7, 2003. Resolution of this issue by the FERC will likely occur in 2004, and a FERC administrative law judge decision may be issued in the fourth quarter of 2003. Management continues to believe that these incremental LMP costs will ultimately be recovered from its customers based upon the legal interpretation of the standard offer supply contracts. Management will continue to evaluate the likelihood of recovery of these costs in the fourth quarter.

Another factor affecting the level of CL&P's operating costs is the designation of certain generating units by ISO-NE as units needed for system reliability. Some companies have applied to the FERC for "reliability must run" (RMR) treatment for their units. There are two methods of RMR treatment that have been allowed by the FERC, both of which allow these units to receive cost of service-based payments in excess of their operational energy costs, that recognize their reliability value. The two methods allowed have provided certain generating units with the ability to collect non-energy related costs through fixed cost payments and/or through the submission of bid prices that include non-energy costs. The latter method provided these units with a temporary safe harbor from the ISO-NE price cap under certain circumstances. Prior to March 1, 2003, all RMR costs were spread across New England with all utilities being billed by ISO-NE based upon their share of New England's load. NU's regulated electric distribution companies were responsible for approximately 25 percent of these costs.

Effective with the March 1, 2003 implementation of SMD, RMR costs were no longer spread across New England but rather they were allocated to the pricing zone in which the RMR unit is located. The only pricing zone currently experiencing an RMR cost increase in which NU's regulated electric distribution companies operate is Connecticut, where certain of the RMR units reside. Prior to RMR, other reliability costs have been approved for recovery by the DPUC in CL&P's 2001 Competitive Transition Assessment (CTA) reconciliation filing. RMR costs incurred by CL&P during 2002 totaling $7.8 million have been fully recovered from customers and are subject to review in CL&P's 2002 CTA reconciliation filing, which was filed on March 31, 2003.
For the nine-month period ended September 30, 2003, CL&P incurred $40.3 million of RMR costs and recorded these costs as a regulatory asset. Management believes that these costs will be recovered in CL&P's 2003 CTA reconciliation filing.

As part of the SMD implementation on March 1, 2003, ISO-NE now calculates line loss charges based on an economic formula and not on actual losses experienced. To date, ISO-NE has not filed its methodology for determining line loss charges with the FERC, and CL&P has been unable to verify the validity or accuracy of ISO-NE's billings. Accordingly, on July 23, 2003, CL&P filed a complaint with the FERC requesting that ISO-NE provide its methodology for determining such charges. In October 2003, the FERC rejected this complaint.

On July 25, 2003, CL&P filed with the DPUC a request for approval of a formal recovery mechanism that would allow for the 2004 and beyond tracking and recovery of all Federally Mandated Congestion Costs (FMCC) as outlined in Connecticut Public Act No. 03-135 (the Act). The major cost components of FMCC are congestion costs, line losses and RMR costs. Management anticipates that this matter will be resolved by the DPUC by the end of 2003.

NU Enterprises: Select Energy continues to provide 50 percent of CL&P's standard offer service. If it is ultimately concluded that some or all of the incremental LMP costs, which began on March 1, 2003, are the responsibility of the standard offer service suppliers, NU Enterprises' and NU's pre-tax earnings for the nine months ended September 30, 2003, would be reduced by up to $71 million with no incremental impact on Select Energy's cash flows. Management currently expects Select Energy's share of incremental LMP costs for 2003 to be approximately $90 million, depending on the level of line losses and congestion costs experienced. Management believes that these costs are not contractually Select Energy's responsibility, but will continue to assess the collectibility of Select Energy's accounts receivable from CL&P based on developments at the FERC. Select Energy's standard offer service contract with CL&P expires on December 31, 2003. NU Enterprises' and NU's 2003 earnings estimates do not include the impact of these incremental LMP costs.

For information regarding commitments and contingencies related to the accounting for the implementation of SMD, see Note 4A, "Commitments and Contingencies - Restructuring and Rate Matters," to the consolidated financial statements.

NRG Exposures
-------------

Certain subsidiaries of NU have entered into various transactions with subsidiaries of NRG. On May 14, 2003, NRG and certain of its subsidiaries filed voluntary bankruptcy petitions in the United States Bankruptcy Court for the Southern District of New York. NRG-related exposures to certain subsidiaries of NU as a result of these transactions are as follows:

Standard Offer Service Contract: NRG Power Marketing, Inc. (NRG-PM) has a contract with CL&P to supply 45 percent of CL&P's standard offer service load through December 31, 2003. NRG-PM attempted to terminate the contract with CL&P, but the FERC ordered NRG-PM to continue serving CL&P under its standard offer supplier contract. Subsequently, NRG-PM received a temporary restraining order from the United States District Court for the Southern District of New York (District Court) and stopped serving CL&P with standard offer supply on June 12, 2003. NRG-PM was ultimately ordered by the FERC and the District Court to resume serving CL&P's standard offer service load and did so on July 2, 2003. During the period NRG-PM did not serve CL&P under its standard offer service contract, CL&P purchased power from the spot market at prices in excess of NRG-PM's contract price. This excess amounted to $7.9 million and was collected by CL&P from its customers. As a result of the settlement described below, this amount will be collected from NRG-PM.

On November 4, 2003, CL&P, NRG, the NRG Creditors' Committee, the DPUC, the Office of Consumer Counsel and the attorney general of Connecticut entered into a comprehensive settlement agreement. Under the settlement agreement, which is subject to the approval of the bankruptcy court and the FERC, NRG will continue to deliver power to CL&P under the terms and conditions of the standard offer service contract through the end of its term, which is December 31, 2003. The disputes relating to responsibility for incremental LMP costs will be determined by the District Court and the FERC respectively, with payment, if any, to be made to NRG from amounts withheld and to be withheld from NRG by CL&P. CL&P will also retain the $7.9 million withheld from NRG for replacement power purchased by CL&P during the period June 12, 2003 through July 2, 2003. The parties will exchange releases of all claims relating to the standard offer service contract.

Pre-March 1, 2003 Congestion Charges: In November 2001, CL&P filed suit against NRG in Connecticut Superior Court seeking judgment for unpaid pre-March 1, 2003, congestion charges under its standard offer supply contract. On August 5, 2002, CL&P withheld the then unpaid congestion charges from payments due to NRG for standard offer service and continues to withhold these amounts. The total amount of congestion costs withheld from NRG was $27.5 million. If it is ultimately concluded that CL&P is responsible for pre-March 1, 2003 congestion costs, management believes CL&P would be allowed to recover these costs from its customers.

Station Service: Since December 1999, CL&P has provided NRG's Connecticut generating plants with station service, which includes energy and/or delivery services provided when a generator is off-line or unable to satisfy its station service requirements. Pursuant to the parties' interconnection agreement dated July 1, 1999, CL&P provides this service at DPUC-approved retail rates. NRG has disputed its obligation and has refused to pay CL&P but has stated that it intends to assume the station service contract in bankruptcy proceedings. NRG and CL&P stipulated to an order in bankruptcy court requiring the determination of the amount owed by NRG for station service under binding arbitration. If NRG assumes the contract, NRG will be required to pay the amount determined in the arbitration to CL&P. Management will continue to pursue recovery from NRG of the station service balance, including $4.2 million NRG placed in an escrow account related to this matter. During the second quarter of 2003, as a result of NRG's bankruptcy, the amount due from NRG in excess of the escrow amount was reserved. Management believes that amounts not collected from NRG are ultimately recoverable from CL&P's customers. Therefore, a regulatory asset of $10.6 million was recorded. At September 30, 2003, NRG owed CL&P $15.4 million for station service.

Through September 30, 2003, legal costs incurred by CL&P related to NRG's bankruptcy amounted to $1.6 million. This amount has also been recorded as a regulatory asset, and CL&P will continue to defer these legal costs as they are incurred.

Meriden Gas Turbines, LLC: Yankee Gas, E.S. Boulos Company (Boulos), which is a subsidiary of NGS, and CL&P have exposures to Meriden Gas Turbines, LLC
(MGT), an NRG subsidiary that is not included in NRG's voluntary bankruptcy proceedings petition.

Yankee Gas has incurred and expended costs in excess of $16 million in the construction of a natural gas pipeline to a generating plant that MGT was constructing. Yankee Gas drew down on a $16 million letter of credit when MGT stated that it was abandoning construction of the generating plant. NRG has contested the draw down on the letter of credit in a lawsuit filed in Connecticut Superior Court. Yankee Gas has a counterclaim pending against MGT to recover additional monies in accordance with the contract that are in excess of the $16 million letter of credit.

Boulos has a 50 percent interest in a joint venture that was building switchyards for the MGT generating plant. To date, Boulos has $0.4 million of accounts receivable from performing its 50 percent share of the joint venture's work on the MGT. In addition, the joint venture has outstanding payables of $2.6 million for which it has corresponding receivables from the general contractor; Boulos' share equaling $1.3 million. The joint venture has commenced a legal proceeding against the general contractor to collect the amounts owed. The joint venture is also a party to a mechanics lien foreclosure action in which one of its subcontractors is attempting to foreclose upon a mechanics lien filed on the MGT generating plant. Boulos' total exposure to NRG on this project is $1.7 million. MGT also currently owes CL&P $0.5 million for work on the South Kensington switching station, which was to be the interconnection point for the MGT generating plant.

Management does not expect that the resolution of the aforementioned MGT disputes will have a material adverse effect on the financial condition or results of operations of NU and its subsidiaries.

NU Enterprises
--------------

Subsidiaries: NU Enterprises, Inc. is the parent company of Select Energy, NGC, SESI, NGS, and their respective subsidiaries, and Woods Network, which are collectively referred to as "NU Enterprises." The ongoing generation operations of HWP are also included in the results of NU Enterprises. Select Energy engages in wholesale and retail energy marketing activities and limited energy trading activities for price discovery and risk management of wholesale activities.

NU Enterprises includes 1,438 MW of generation capacity, consisting of 1,291 MW at NGC and 147 MW at HWP, which are used to support Select Energy's merchant energy business.

In October 2003, NU revised an earlier application made to the SEC seeking to expand its ability to support its unregulated businesses. The new application primarily seeks to 1) reclassify Select Energy and Select Energy New York, Inc. (SENY) as allowable retained businesses under the Public Utility Holding Company Act of 1935 (1935 Act) not subject to the limitations of a 15 percent capitalization test imposed by the Securities and Exchange Commission's (SEC) 1935 Act Rule 58 (Rule 58 Investment Limit), 2) permit NU to guarantee the obligations of its unregulated businesses up to $750 million through September 30, 2006, and 3) increase its allowable investments in exempt wholesale generators (EWGs) from $481 million to $1 billion. If granted, the SEC's order would reduce the Rule 58 Investment Limit by the amount of NU's investment in Select Energy and SENY at June 30, 2003, but not limit NU's future investment in Select Energy and SENY. NU has no present plans to significantly expand its EWG portfolio at this time. However, if an investment opportunity becomes available, NU will be able to pursue it within the new allowable EWG investment level. NU expects SEC approval in late 2003 or early 2004.

SESI performs energy management services for large industrial, commercial and institutional facilities, including the United States Department of Defense, and engages in energy related construction services. NGS operates and maintains NGC's and HWP's generation assets and provides third-party electrical and engineering contracting services.

Outlook: Financial performance at NU Enterprises improved significantly in the first nine months of 2003 compared to the same period in 2002.

The wholesale business, which is part of NU Enterprises' merchant energy business line, has obtained two significant contracts since the second quarter of 2003. Select Energy has been awarded a contract to provide over 700 MW of default service to residential, commercial and industrial customers of Massachusetts Electric Company and Nantucket Electric Company, subsidiaries of National Grid Company. The contract period, which begins on November 1, 2003 and runs through October 31, 2004, is expected to generate revenues in excess of $100 million. The second contract calls for Select Energy to provide approximately 40 MW of last resort service to customers of Narragansett Electric Company from September 1, 2003 to August 31, 2004 with expected revenues of approximately $6.5 million.

Management currently believes that the wholesale business will meet its 2003 net income estimate of between $27 and $30 million. To meet this estimate, the wholesale business will need to successfully manage its portfolio of contracts. For the first nine months of 2003, the wholesale business produced net income of $23.9 million. The wholesale business is expected to have net income in the fourth quarter of between $3 million and $6 million.

The second business included in NU Enterprises' merchant energy business is the retail marketing business, which also improved its financial performance in 2003 compared to 2002. For the first nine months of 2003, the retail marketing business produced a net loss of $1.6 million compared with a net loss of $26.3 million in 2002. Retail marketing is also expected to have a net loss in the fourth quarter of between $0.4 million and $2.4 million resulting in a net loss in the range of $2 million to $4 million for the year.

Intercompany Transactions: For the first nine months of 2003, CL&P's standard offer service purchases from Select Energy represented approximately $465 million of total NU Enterprises' revenues. Other transactions between CL&P and Select Energy amounted to approximately $101 million in revenues for Select Energy in the first nine months of 2003. Select Energy will continue to provide standard offer service for its affiliate WMECO through December
31, 2003.  WMECO's purchases from Select Energy represented approximately
$110 million of NU Enterprises' revenues in the first nine months of 2003. These amounts are eliminated in consolidation. Total Select Energy wholesale full requirements revenue for the first nine months of 2003 were $1.2 billion.

NU Enterprises' Market and Other Risks
--------------------------------------

Overview: For further information on risk management activities, see "Competitive Energy Subsidiaries' Market and Other Risks" in NU's combined report on Form 10-K.

Risk management within Select Energy is organized by management to address the market, credit and operational exposures arising from the company's merchant energy business lines: wholesale (which includes limited energy trading for market and price discovery purposes) and retail marketing. The framework and degree to which these risks are managed and controlled is consistent with the limitations imposed by NU's Board of Trustees as established and communicated in NU's risk management policies and procedures.

Wholesale and Retail Marketing: Select Energy manages its portfolio of wholesale and retail marketing contracts and assets to maximize value while maintaining an acceptable level of risk. At forward market prices in effect at September 30, 2003, the wholesale portfolio, which includes the CL&P standard offer service contract that extends through December 31, 2003 and other contracts that extend to 2013, had a positive fair value. This positive fair value indicates a positive impact on Select Energy's gross margin in the future. However, there may be significant volatility in the energy commodities markets that may impact this position between now and when the contracts are settled. Accordingly, there can be no assurances that Select Energy will realize the gross margin corresponding to the present positive fair value on its wholesale portfolio. The gross margin realized could be at a level that is not sufficient to cover Select Energy's other operating costs, including the cost of corporate overhead.

Hedging: For information on derivatives used for hedging purposes and nontrading derivatives, see Note 2, "Derivative Instruments, Market Risk and Risk Management," to the consolidated financial statements.

Energy Trading Activities Within Wholesale: Energy trading transactions at Select Energy include financial transactions and physical delivery transactions for electricity, natural gas and oil in which Select Energy is attempting to profit from changes in market prices. Energy trading contracts are recorded at fair value, and changes in fair value impact net income. Over the past year, Select Energy has significantly reduced its trading activities, and trading now mainly supports the wholesale business for price discovery, market intelligence and deal execution.

At September 30, 2003, Select Energy had trading derivative assets of $89 million and trading derivative liabilities of $52.8 million on a counterparty-by- counterparty basis, for a net positive position of $36.2 million for the entire trading portfolio. These amounts are combined with other derivatives and are included in derivative assets and derivative liabilities on the accompanying consolidated balance sheets. Information regarding nontrading and other derivatives is included in Note 2, "Derivative Instruments, Market Risk and Risk Management," to the consolidated financial statements.

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

Select Energy has policies and procedures requiring all trading positions to be marked-to-market at the end of each business day. Controls are in place segregating responsibilities between the individuals actually trading (front office) and those confirming the trades (middle office). The determination of the portfolio's fair value is the responsibility of the middle office independent from the front office.

The methods used to determine the fair value of energy trading contracts are identified and segregated in the table of fair value of contracts at September 30, 2003. A description of each method is as follows: 1) prices actively quoted primarily represent New York Mercantile Exchange futures and options that are marked to closing exchange prices; 2) prices provided by external sources primarily include over-the-counter forwards and options, including bilateral contracts for the purchase or sale of electricity or natural gas, and are marked to the mid-point of bid and ask market prices; and 3) prices based on models or other valuation methods primarily include forwards and options and other transactions for which specific quotes are not available. Select Energy currently has one contract for which fair value is determined based upon an other valuation method. Broker quotes for electricity are available through the year 2005. Broker quotes for natural gas are available through 2013.

Generally, valuations of short-term contracts derived from quotes or other external sources are more reliable should there be a need to liquidate the contracts, while valuations based on models or other methods for longer-term contracts are less certain. Accordingly, there is a risk that contracts will not be realized at the amounts recorded. However, Select Energy has sourced substantially all of the trading contracts that have maturities in excess of four years. Because these contracts are sourced, changes in the value of these contracts due to changes in commodity prices are not expected to impact Select Energy's earnings.

As of and for the three and nine months ended September 30, 2003, the sources of the fair value of trading contracts and the changes in fair value of these trading contracts are included in the following tables. Intercompany transactions are eliminated and not reflected in the amounts below.

-------------------------------------------------------------------------------
                               Fair Value of Trading Contracts
-------------------------------------------------------------------------------
(Millions of Dollars)                     At September 30, 2003
-------------------------------------------------------------------------------
                          Maturity      Maturity of     Maturity in     Total
                          Less than     One to Four     Excess of       Fair
Sources of Fair Value     One Year         Years        Four Years      Value
-------------------------------------------------------------------------------
Prices actively quoted      $  -           $ 0.1           $ -          $ 0.1
Prices provided by
  external sources            7.9            8.8            16.5         33.2
Prices based on
  models or other
  valuation methods            -             2.9             -            2.9
-------------------------------------------------------------------------------
Totals                      $ 7.9          $11.8           $16.5        $36.2
-------------------------------------------------------------------------------

The fair value of energy trading contracts decreased by $8.8 million from $45 million at June 30, 2003 to $36.2 million at September 30, 2003. The change in fair value of contracts since June 30, 2003, primarily represents a credit reserve established in the third quarter of 2003, which reduced the fair value of contracts.

The fair value of energy trading contracts decreased by $4.8 million from $41 million at January 1, 2003 to $36.2 million at September 30, 2003. For the nine months ended September 30, 2003, the change in fair value attributable to changes in valuation techniques and assumptions was due to a change in the discount rate management uses to determine the fair value of trading contracts. In the second quarter of 2003, the rate was changed from a fixed rate of 5 percent to a market-based LIBOR discount rate.

-------------------------------------------------------------------------------
                                             Total Fair Value
-------------------------------------------------------------------------------
                                 Three Months Ended    Nine Months Ended
(Millions of Dollars)            September 30, 2003    September 30, 2003
-------------------------------------------------------------------------------
Fair value of trading contracts
  outstanding at the beginning
  of the period                         $45.0                 $41.0
Contracts realized or otherwise
  settled during the period              (2.2)                 (7.2)
Fair value of new contracts
  when entered into during
  the period                              -                     -
Changes in fair value
  attributable to changes in
  valuation techniques and
  assumptions                             -                     2.3
Changes in fair value of
  contracts                              (6.6)                  0.1
-------------------------------------------------------------------------------
Fair value of trading contracts
  outstanding at the end
  of the period                         $36.2                 $36.2
-------------------------------------------------------------------------------

Changing Market: The breadth and depth of the market for energy trading and marketing products in Select Energy's market continues to be adversely affected by the withdrawal or financial weakening of a number of companies who have historically done significant amounts of business with Select Energy. In general, the market for such products has become shorter term in nature with less liquidity, market pricing information is becoming less readily available, and participants are more often unable to meet Select Energy's credit standards without providing cash or letter of credit support. Select Energy is being adversely affected by these factors, and there could be a continuing adverse impact on Select Energy's business. The decrease in the number of counterparties participating in the market for long-term energy contracts also continues to impact Select Energy's ability to estimate the fair value of its long-term wholesale energy contracts.

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

Counterparty Credit: Counterparty credit risk relates to the risk of loss that Select Energy would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. Select Energy has established written credit policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of potential counterparties' financial conditions (including credit ratings), collateral requirements under certain circumstances (including cash advances, letters of credit, and parent guarantees), and the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. This evaluation results in establishing credit limits prior to Select Energy entering into contracts. The appropriateness of these limits is subject to continuing review. Concentrations among these counterparties may impact Select Energy's overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes to economic, regulatory or other conditions. At September 30, 2003, approximately 80 percent of Select Energy's counterparty credit exposure to wholesale and trading counterparties was cash collateralized or rated BBB- or better. Another five percent of the counterparty credit exposure was to unrated municipalities.

Asset Concentrations: At September 30, 2003, positions with two counterparties collectively represented approximately $51 million, or 57 percent, of the $89 million trading derivative assets. The largest counterparty's position is secured with letters of credit and cash collateral. Select Energy holds an investment grade parent guarantee on the second counterparty's position. None of the other counterparties represented more than 10 percent of trading derivative assets at September 30, 2003.

Select Energy's Credit: A number of Select Energy's contracts require the posting of additional collateral in the form of cash or letters of credit in the event NU's ratings were to decline and in increasing amounts dependent upon the severity of the decline. At NU's present investment grade ratings, Select Energy has not had to post any collateral based on credit downgrades. Were NU's unsecured ratings to decline two to three levels to sub-investment grade, Select Energy could, under its present contracts, be asked to provide approximately $237 million of collateral or letters of credit to various unaffiliated counterparties and approximately $75 million to several independent system operators and unaffiliated local distribution companies, which management believes NU would currently be able to provide. NU's credit ratings outlooks are currently stable or negative, but management does not believe that at this time there is a significant risk of a ratings downgrade to sub-investment grade levels.

Utility Group Business Development and Capital Expenditures
-----------------------------------------------------------

On July 14, 2003, the Connecticut Siting Council (CSC) approved a 345,000 volt transmission line project from Bethel, Connecticut to Norwalk, Connecticut, proposed in October 2001 by CL&P. The configuration of the new transmission line, enhancements to an existing 115,000 volt transmission line, and work in related substations are estimated to cost approximately $200 million. The line would help address the difficulties in serving the load in southwest Connecticut that creates high LMP costs in Connecticut. Unless judicial appeals delay the project, CL&P expects to begin construction on portions of the project in the fourth quarter of 2003. This project is exempt from the State of Connecticut's moratorium on the approval of new electric and natural gas transmission projects. At September 30, 2003, CL&P has capitalized approximately $13.1 million related to this project.

On October 9, 2003, CL&P and United Illuminating (UI) filed for approval of a separate 345,000 volt transmission line from Norwalk, Connecticut to Middletown, Connecticut. Estimated construction costs of this project are approximately $620 million. CL&P will jointly site this project with UI and CL&P will own 80 percent, or approximately $496 million, of the project.
This project is also exempt from the State of Connecticut's moratorium on the approval of new electric and natural gas transmission projects. CL&P expects the CSC to rule on the application in 2004 and for construction to take place from 2005 through 2007. At September 30, 2003, CL&P has capitalized approximately $7.6 million related to this project.

In September 2002, the CSC approved a plan to replace an undersea electric transmission line between Norwalk, Connecticut and Northport - Long Island, New York, at an estimated cost of $80 million. CL&P and the Long Island Power Authority each own 50 percent of the line. The project still requires federal and New York state approvals. Given the approval process, changing pricing and operational rules in the New England and New York energy markets and pending business issues between the parties, the expected in-service date remains under evaluation. This project is also exempt from the State of Connecticut's moratorium on the approval of new electric and natural gas transmission projects. At September 30, 2003, CL&P has capitalized approximately $5.9 million related to this project.

Yankee Gas had previously sought rate approval from the DPUC to build a 2.0 billion cubic foot liquefied natural gas storage and production facility in Waterbury, Connecticut. On October 24, 2003, Yankee Gas received a draft decision from the DPUC approving the construction and operation of a 1.2 billion cubic foot liquefied natural gas storage and production facility. Construction of the facility, which is expected to take approximately three years, could begin in early 2004. The draft decision allows for the deferral of prudently incurred costs related to the project and requires Yankee Gas to file a rate case to recover these investments when the facility is placed in service. This project is also exempt from the State of Connecticut's moratorium on the approval of new electric and natural gas transmission projects. At September 30, 2003, Yankee Gas has capitalized approximately $1.5 million related to this project. A final decision from the DPUC is scheduled for November 2003.

In October 2003, the FERC approved the sale of Connecticut Valley Electric Company's (CVEC) assets to PSNH. CVEC is a subsidiary of Central Vermont Public Service Corporation (CVPS). The sale is expected to close in December 2003 and be effective January 1, 2004. The purchase price will be the book value of CVEC's assets, currently estimated at approximately $9 million and an additional $21 million to terminate the above-market wholesale power purchase agreement CVEC has with CVPS. The $21 million payment will be recovered over the next several years from PSNH's customers as a Part 3 stranded cost.

Restructuring and Rate Matters
------------------------------

Utility Group: On August 26, 2003, NU's electric operating companies filed their first transmission rate case at the FERC since 1995. In the filing, NU requested implementation of a formula rate that would allow recovery of increasing transmission expenditures on a timelier basis and that the changes, including a $23.7 million annual rate increase through 2004, take effect on October 27, 2003. NU asked the FERC to maintain NU's existing
11.75 percent return on equity (ROE) until an ROE for the New England Regional Transmission Organization (RTO) is established by the FERC. On October 22, 2003, the FERC approved this filing implementing the proposed rates subject to refund effective on October 28, 2003.

On October 31, 2003, ISO-NE, along with NU and six other New England transmission companies, filed a proposal with the FERC to create a RTO for New England. The RTO is intended to strengthen the independent and efficient management of the region's power system while ensuring that consumers in New England continue to have the most reliable system possible to realize the benefits of a competitive wholesale market.

ISO-NE, as an RTO, will have a new independent governance structure, and will also become the transmission provider for New England by exercising operational control over New England's transmission facilities pursuant to a detailed contractual arrangement with the New England transmission owners. Under this contractual arrangement, the RTO will have clear authority to direct the transmission owners to operate their facilities in a manner that preserves system reliability, including requiring transmission owners to expand existing transmission lines or build new ones when needed for reliability. Transmission owners will retain their rights over revenue requirements, rates and rate designs. The filing requests that the FERC approve the RTO arrangements for an effective date of March 1, 2004.

In a separate filing made on November 4, 2003, NU along with six other New England transmission owners requested, consistent with the FERC's pricing policy for RTOs and Order 2000 compliant independent system operators, that the FERC approve a single ROE for regional and local rates that would consist of a base ROE as well as incentive adders of 50 basis points for joining an RTO and 100 basis points for constructing new transmission facilities approved by the RTO. If the FERC approves the request, the transmission owners would receive a 13.3 percent ROE for existing transmission facilities and a 14.3 percent ROE for new transmission facilities.

Connecticut - CL&P:

Public Act No. 03-135 and Rate Proceedings Rate Case: On June 25, 2003, the Governor of Connecticut signed the Act into law. The Act amended Connecticut's 1998 electric utility industry legislation. Among key features, the Act created a Transitional Standard Offer (TSO) period from 2004 through 2006 that allows the base rate cap for customers to return to 1996 levels, which is an increase of up to 11.1 percent. If energy supply costs exceed levels established in the TSO rate, these costs will be recovered through an energy adjustment clause or through the FMCC charge in the case of incremental LMP costs.

On July 1, 2003, CL&P made a filing with the DPUC to establish TSO service and to set the TSO rates equal to December 31, 1996 total rate levels. Under the Act, the DPUC must establish the TSO rates no later than December 15, 2003, with an effective date for the TSO rates of January 1, 2004.

To procure TSO service, an auction process was conducted by CL&P. On October 29, 2003, the auction process was completed and CL&P filed the results of the auction process with the DPUC.

The Act also required CL&P to file a four-year transmission and distribution plan with the DPUC. Accordingly, on August 1, 2003, CL&P filed a rate case that amended rate schedules and proposed changes in electric distribution service and transmission service rates to reflect a four-year plan for the provision of such services. The amended rate schedules were designed to increase CL&P's annual distribution component of revenues by the following approximate amounts, beginning January 1, 2004, through January 1, 2007:

-------------------------------------------------------------------------------
                                               Incremental Percentage
                                                    Increase in
Year                 Incremental Increase         Total TSO Rates
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
-------------------------------------------------------------------------------

In its rate case, CL&P cited the need for rate increases to recover 1) increased costs of providing service, including higher pension and health care costs, 2) an approximately $250 million per year capital program for distribution, and 3) the recruitment and training of new workers as a result of the aging of the current skilled electric craft worker population. CL&P also requested a tracking mechanism that could annually adjust the electric transmission rates to reflect FERC-approved transmission tariffs.

However, if the transmission rate tracking mechanism filing process does not prove to be acceptable to the DPUC, CL&P proposed amended annual rate schedules in its rate application that will be designed to adjust CL&P's rates for transmission costs during the rate period.

Hearings on this filing were held in September 2003 and October 2003 with a final decision expected to be issued in December 2003.

Seabrook Disposition of Proceeds: CL&P sold its share of the Seabrook nuclear unit on November 1, 2002. CL&P received $37 million and recorded a gain on the sale of approximately $16 million. The gain was recorded as a regulatory liability and, when offset by the decommissioning top off and other adjustments, will be refunded to customers. On May 1, 2003, CL&P filed its application with the DPUC for approval of the disposition of the proceeds from the sale. This filing described CL&P's treatment of its share of the proceeds from the sale. Hearings in this docket were held in September 2003, and a final decision is scheduled to be issued in December 2003. Management does not expect the final decision to have a material effect on CL&P's net income or its financial position.

CTA and System Benefits Charge (SBC) Reconciliation: On April 3, 2003, CL&P filed its annual CTA and SBC reconciliation with the DPUC. For the year ended December 31, 2002, total CTA revenues and excess Generation Services Charge (GSC) revenues exceeded the CTA revenue requirement by approximately $93.5 million. This amount is recorded as a regulatory liability and is included in other deferred credits on the accompanying consolidated balance sheet. CL&P has proposed that a portion of the CTA/GSC overrecovery be utilized to reduce the nuclear stranded cost regulatory asset and that the remaining amount be carried forward through 2003. For the same period, SBC revenues exceeded the SBC revenue requirement by approximately $22.4 million. In compliance with a prior decision of the DPUC, a portion of the SBC overrecovery was applied to regulatory assets, and the remaining overrecovery of $18.6 million was applied to the CTA. Management expects a final decision from the DPUC in this docket by the end of 2003. Management does not expect the final decision to have a material effect on CL&P's net income or its financial position.

Connecticut - Yankee Gas:

Infrastructure Expansion Rate Mechanism (IERM): On June 25, 2003, the DPUC issued a final decision in the 2002 IERM docket. The DPUC concluded that the basic concept of IERM is valid, appropriate and beneficial. The DPUC ordered Yankee Gas to provide a credit to customers for 2002 and 2003 overrecoveries during December 2003 through February 2004. As ordered, Yankee Gas submitted a compliance filing with the DPUC on August 15, 2003 which included an estimate of total overrecoveries for 2002 and 2003 of approximately $5.9 million. This amount has been recorded as a regulatory liability. On September 11, 2003, the DPUC approved Yankee Gas' compliance filing, including the calculation of the $5.9 million in estimated overrecoveries to be refunded from December 2003 through February 2004.

On October 1, 2003, Yankee Gas filed with the DPUC its 2004 IERM compliance filing. This filing is required annually on October 1 of each year to provide a reconciliation of the system expansion program and the earnings sharing mechanism projection. At this time, the DPUC has not issued a schedule for this docket.

New Hampshire:

Transition Service: On September 12, 2003, in accordance with the "Agreement to Settle PSNH Restructuring" (Restructuring Settlement) and state law, PSNH filed for an updated transition service rate of $0.0513 per kilowatt-hour
(kWh), subject to adjustment, for commercial, industrial, and residential customers for the period February 2004 through January 2005. The transition service rate is $0.0467 per kWh for industrial customers and $0.0460 per kWh for residential and small general service customers. Both rates are for the period February 2003 through January 2004. In accordance with state law, these rates are to be PSNH's actual, prudent and reasonable costs of providing such power. Hearings are scheduled for late November 2003.

The transition service rates currently in effect are not fully recovering PSNH's generation and purchased-power costs, including earning a return on PSNH's generation investment. Transition service underrecoveries, in addition to other stranded cost components of the Stranded Cost Recovery Charge (SCRC), amounted to approximately $24 million since the start of restructuring on May 1, 2001 through September 30, 2003. This amount excludes the gain on the sale of Seabrook.

Delivery Rate Case: PSNH's delivery rates are fixed by the Restructuring Settlement until February 1, 2004. Under the Restructuring Settlement, PSNH is required to file a rate case by December 31, 2003 to determine PSNH's delivery rates.

SCRC Reconciliation Filing: On May 1, 2003, PSNH filed a SCRC reconciliation filing for the period January 1, 2002, through December 31, 2002 with the New Hampshire Public Utilities Commission (NHPUC). This filing included the reconciliation of stranded cost revenues with stranded costs, the reconciliation of transition service revenues with transition service costs, and a net proceeds calculation related to the sale of North Atlantic Energy Corporation's share of Seabrook and the subsequent transfer of those net proceeds to PSNH. Upon the completion of discovery and technical sessions with NHPUC staff and the New Hampshire Office of the Consumer Advocate (OCA), PSNH, the NHPUC Staff and the OCA entered into a stipulation and settlement agreement that was filed with the NHPUC on September 15, 2003. An order from the NHPUC approving the settlement agreement was received in October 2003. The settlement agreement did not have a material impact on PSNH's net income or its financial position.

Massachusetts:

Transition Cost Reconciliation: On March 31, 2003, WMECO filed its 2002 annual transition cost reconciliation with the Massachusetts Department of Telecommunications and Energy (DTE). This filing reconciled the recovery of generation-related stranded costs for calendar year 2002 and included the renegotiated purchased power contract related to the Vermont Yankee nuclear unit.

On July 15, 2003, the DTE issued a final order on WMECO's 2001 annual transition cost reconciliation, which addressed WMECO's cost tracking mechanisms. As part of that order, the DTE directed WMECO to revise its 2002 annual transition cost reconciliation filing. The revised filing was submitted to the DTE on September 23, 2003. Hearings were held in October 2003, and a final decision from the DTE is expected in the first half of 2004. Management does not expect the outcome of this docket to have a material adverse impact on WMECO's net income or its financial position.

For information regarding commitments and contingencies related to restructuring and rate matters, see Note 4A, "Commitments and Contingencies - Restructuring and Rate Matters," to the consolidated financial statements.

Critical Accounting Policies and Estimates Update
-------------------------------------------------

Accounting for Incremental LMP Costs: The determination of whether CL&P's retail customers or CL&P's standard offer service suppliers are responsible for incremental LMP costs as a result of the implementation of the SMD in New England and the impacts on Select Energy, NU Enterprises, CL&P and NU are described in "Impacts of Standard Market Design" included in this Management Discussion and Analysis.

There are significant accounting conclusions related to the incremental LMP dispute. Management continues to believe that the incremental LMP costs recorded as a regulatory asset are probable of future recovery from customers and has recorded a regulatory asset for these costs on CL&P's financial statements. Management must maintain this belief as CL&P argues before the FERC that the incremental LMP costs should be the responsibility of the standard offer suppliers as ordered by the DPUC. If at anytime before the regulatory asset is fully recovered management cannot conclude that the costs are probable of future recovery, then the remaining regulatory asset would be written off. To the extent incremental LMP costs have been recovered through the EAC, management must determine whether or not a regulatory liability is required. Incremental LMP costs incurred and recovered are currently included in accounts payable to the standard offer service suppliers. To the extent CL&P is unable to collect these costs from its customers, CL&P would not pay the suppliers for these costs which are included in accounts payable. As a result, CL&P would have no negative earnings impact; rather Select Energy would be required to write off its accounts receivable from CL&P and record a corresponding loss.

Determining what party will ultimately be responsible for incremental LMP costs requires a significant amount of judgment. Hearings on this issue before a FERC administrative law judge occurred in October 2003. As a result of these hearings, the parties agreed to a settlement conference before a FERC settlement judge, which occurred from November 4, 2003 to November 5, 2003. No settlement has been reached as of November 7, 2003. Resolution of this issue by the FERC will likely be in 2004, and a FERC administrative law judge decision may be issued in the fourth quarter of 2003. At this point, management believes that it is premature to record a reserve for incremental LMP costs. Management continues to believe that these incremental LMP costs will ultimately be recovered from CL&P's customers based upon its legal interpretation of standard offer supply contracts. Management will continue to evaluate the likelihood of recovery of these costs in the fourth quarter. All developments through the time NU's 2003 annual report on Form 10-K is filed will be evaluated, and any resulting impacts on the amounts included in NU's financial statements will be reflected in 2003 earnings and the December 31, 2003 consolidated balance sheet.

Adjustments to Estimates of Unbilled Revenues: Unbilled revenues represent an estimate of electricity or gas delivered to customers that has not been billed. Unbilled revenues represent assets on the balance sheet that become accounts receivable in the following month as customers are billed. Billed revenues are based on meter readings.

Unbilled revenues are estimated monthly using the requirements method. The requirements method utilizes the total monthly volume of electricity or gas delivered to the system and applies a delivery efficiency (DE) factor to reduce the total monthly volume by an estimate of delivery losses to calculate the total estimated monthly sales to customers. The total estimated monthly sales amount less total monthly billed sales amount results in a monthly estimate of unbilled sales. Small differences in the actual DE factor to the estimated DE factor can have a significant impact on estimated unbilled revenue amounts.

In the third quarter of 2003, the unbilled sales estimates for all Utility Group companies were tested using the cycle method and will be tested at least annually hereafter. The cycle method is historically more accurate than the requirements method, when used in a mostly weather-neutral month. The cycle method uses the billed sales from each meter reading cycle and an estimate of unbilled days in each month based on the meter reading schedule. The cycle method testing indicated that the estimate of total unbilled revenues should be adjusted, which resulted in a net positive after-tax earnings impact of approximately $5.7 million in the third quarter of 2003. The positive after-tax impacts on CL&P, PSNH, and WMECO were $7.2 million, $3.3 million, and $0.3 million, respectively. There was a negative after-tax impact on Yankee Gas of $5.1 million.

The estimate of unbilled revenues is sensitive to numerous factors that can impact the amount of energy that is ultimately delivered to customers. Estimating the impact of these factors is complex and requires management judgment.

Energy Trading and Derivative Accounting: In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amended existing derivative accounting guidance. SFAS No. 149 incorporates interpretations that were included in previous Derivative Implementation Group (DIG) guidance, clarifies certain conditions, and amends other existing pronouncements. It was effective for contracts entered into or modified after June 30, 2003. The new rules indicate that derivative contracts that are subject to unplanned netting and can be settled for cash versus physical delivery would no longer qualify for the normal purchases and sales exception, which would require fair value accounting. Management has determined that the adoption of SFAS No. 149 did not change NU's accounting for wholesale and retail marketing contracts that were entered into prior to July 1, 2003 or affect the ability of NU to elect the normal purchases and sales exception.

Emerging Issues Task Force (EITF) Issue No. 03-11 "Reporting Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and 'Not Held for Trading Purposes' as Defined in EITF Issue No. 02-3, 'Issues related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities'" was derived from EITF Issue No. 02-3, which requires net reporting in the income statement in revenues of energy trading activities. Issue No. 03-11 addresses income statement classification of derivatives that are not related to energy trading activities. Prior to Issue No. 03-11, there was no specific accounting guidance that addressed the classification in the income statement of Select Energy's retail marketing and wholesale contracts, many of which are derivatives. The only applicable guidance was EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The indicators of gross revenue reporting include whether the entity is the primary obligor in the arrangement, whether the entity has inventory or credit risk, latitude in establishing price, and discretion in supplier selection. Indicators of net revenue reporting are whether the supplier is in the primary obligor in the arrangement, the entity earns a fixed amount and the supplier has credit risk.

On July 31, 2003, the EITF reached a consensus in Issue No. 03-11 that determining whether realized gains and losses on contracts that physically deliver and are not held for trading purposes should be reported on a net or gross basis is a matter of judgment that depends on the relevant facts and circumstances. The EITF indicated that the indicators set forth in Issue No. 99-19 should continue to be considered and provided no new accounting guidance. Additionally, the consensus recommends disclosure of where the gains and losses are recorded in the income statement, and whether they are presented on a net or gross basis. Issue No. 03-11 is effective for NU prospectively on October 1, 2003.

Select Energy currently reports the settlement of short-term and long-term derivative contracts that are not held for trading purposes on a gross basis, generally with sales in revenues and purchases in expenses. Short-term sales and purchases represent power that is purchased to serve full requirements contracts but is ultimately not needed based on the actual load of the full requirements customers. This excess power is sold to the independent system operator or to other counterparties. Management is currently evaluating the impact of the consensus in Issue No. 03-11 as it relates to income statement classification of Select Energy's short-term energy purchases and sales. Management will complete this evaluation in the fourth quarter in accordance with Issue No. 03-11. If management determines that revenues and expenses related to short-term sales and purchases should be reported net, then there could be a significant reduction in both Select Energy's revenues and expenses with no operating income or net income impact. For the first nine months of 2003, short-term and non-requirements sales amounted to approximately $600 million.

On June 25, 2003, the DIG cleared Issue No. C-20, which addressed the meaning of "not clearly and closely related regarding contracts with a price adjustment feature" as it relates to the election of the normal purchase and sales exception to derivative accounting. The implementation of this guidance is required for the fourth quarter of 2003 for NU. Management is currently evaluating the impacts of Issue No. C-20, but believes that when it is implemented, Issue No. C-20 will likely result in CL&P recording the fair value of two existing power purchase contracts as derivative liabilities with offsetting regulatory assets, as these contracts are part of stranded costs and as management believes that these costs will continue to be recovered in rates. Management's preliminary estimates of the fair values of these long-term power purchase contracts indicate that the contracts have a combined negative fair value of approximately $16 million.

Accounting for RMS Variable Interest Entity: On June 30, 2001, NU sold RMS for $10 million in the form of convertible cumulative 5 percent preferred stock and a warrant to buy 25 percent of the outstanding common stock of RMS for $1,000 expiring in 2021. NU also agreed to guarantee a $3 million line of credit for RMS through 2005. In the second and third quarters of 2003, RMS began drawing on this line of credit and the balance outstanding at September 30, 2003 was $0.5 million.

In January 2003, the FASB issued FIN 46 which was effective for NU on July 1, 2003 (NU did not electively delay implementation until the fourth quarter of 2003). RMS is a variable interest entity (VIE), as defined. FIN 46 requires that the party to a VIE that absorbs the majority of the VIE's losses, defined as the "primary beneficiary," consolidate the VIE. Upon adoption of FIN 46, management determined that NU is the "primary beneficiary" of RMS under FIN 46 and that NU is now required to consolidate RMS into NU's financial statements. To consolidate RMS, NU adjusted the carrying value of its preferred stock investment in RMS to the net book value of RMS. This adjustment resulted in a negative $4.7 million after-tax cumulative effect of accounting change. NU's remaining investment in RMS totaled $2.7 million at September 30, 2003. NU has no other VIE's for which NU is defined as the "primary beneficiary."

Goodwill Impairment Testing: NU conducts annual goodwill impairment testing as of October 1st. Testing of current goodwill balances commenced in October of 2003. Management does not expect that the completion of the impairment testing in the fourth quarter of 2003 will result in an impairment loss.

Pension Plan Accounting: At December 31, 2002, the assets of the NU noncontributory defined benefit plan (Plan) exceeded the accumulated benefit obligation (ABO) by approximately $78 million. The ABO is the obligation for employee service provided to date and does not assume future compensation increases. At September 30, 2003, the estimated fair value of Plan assets exceeded the December 31, 2002 ABO by approximately $220 million. If the ABO, when remeasured next on December 31, 2003, exceeds the fair value of Plan assets at that time, then NU would be required to record an additional minimum pension liability.

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


RESULTS OF OPERATIONS - NU CONSOLIDATED

The components of significant income statement variances for the third quarter of 2003 and the first nine months of 2003 are provided in the table below.

                                             Income Statement Variances
                                                (Millions of Dollars)
                                                2003 over/(under) 2002
                                        ------------------------------------
                                         Third               Nine
                                        Quarter   Percent   Months   Percent
                                        -------   -------   ------   -------

Operating Revenues                        $640       45%    $1,360      35%

Operating Expenses:
Fuel, purchased and net
  interchange power                        595       70      1,204      55
Other operation                             40       22         64      11
Maintenance                                (13)     (18)       (24)    (12)
Depreciation                                 -        -         (6)     (4)
Amortization                                (5)      (9)        48      56
Amortization of rate
  reduction bonds                            5       15         (1)     (1)
Taxes other than income taxes                6       12          2       1
                                          ----     ----     ------    ----
Total operating expenses                   628       48      1,287      37
                                          ----     ----     ------    ----

Operating income                            12       10         73      22
                                          ----     ----     ------    ----

Interest expense, net                       (4)      (6)       (17)     (8)
Other income/(loss), net                   (27)     (85)       (14)    (70)
                                          ----     ----     ------    ----
Income before income tax expense           (11)     (14)        76      53
Income tax expense                          (7)     (21)        41      97
Preferred dividends of subsidiaries          -        -          -       -
                                          ----     ----     ------    ----
Income before cumulative effect
   of accounting change                     (4)      (9)        35      36
Cumulative effect of accounting
change, net of tax benefit
  of $2,553                                 (5)    (100)        (5)   (100)
                                          ----     ----     ------    ----
Net Income                                $ (9)     (19)%   $   30      31%
                                          ====     ====     ======    ====

Comparison of the Third Quarter of 2003 to the Third Quarter of 2002

Operating Revenues
Total revenues increased $640 million or 45 percent in the third quarter of 2003, compared with the same period in 2002, due to higher revenues from NU Enterprises ($611 million after intercompany eliminations) and higher Utility Group revenues ($29 million after intercompany eliminations).

NU Enterprises' revenue increase is primarily due to higher wholesale revenues for Select Energy resulting from higher short-term sales. The Utility Group revenue increase is primarily due to higher retail revenue ($121 million), partially offset by lower wholesale revenue ($88 million). The regulated retail revenue increase is primarily due to CL&P's recovery of incremental LMP costs ($69 million), increased electric sales volumes ($44 million) including a positive adjustment in estimated unbilled revenue and higher price mix among customer classes ($11 million), partially offset by lower revenues for Yankee ($4 million) primarily due to a downward adjustment in estimated unbilled revenues. The total revenue impact of the unbilled revenues adjustment was a positive $28 million. Regulated retail electric kWh sales increased by 4.9 percent in the third quarter of 2003 after reflecting adjustments to unbilled revenues. The regulated wholesale revenue decrease is primarily due to lower PSNH sales as a result of owning less generation due to the sale of Seabrook.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased $595 million or 70 percent in the third quarter of 2003, primarily due to higher wholesale energy purchases at NU Enterprises ($634 million after intercompany eliminations), partially offset by lower purchased-power costs for the Utility Group ($35 million after intercompany eliminations).

Other Operation
Other operation expense increased $40 million primarily due to higher competitive business cost of goods sold expenses and higher expenses resulting from business growth ($35 million), higher regulated business administrative and general expenses ($6 million), primarily due to higher health care costs and lower pension income, and higher RMR related transmission expense ($3 million), partially offset by lower nuclear expense resulting from the sale of Seabrook ($7 million).

Maintenance
Maintenance expense decreased $13 million primarily due to lower transmission expenses at NU Enterprises ($6 million), lower regulated electric distribution expenses primarily due to lower storm related expenses ($3 million), and lower nuclear expense due to the 2002 sale of Seabrook ($2 million).

Amortization
Amortization decreased $5 million in 2003, primarily due to lower recovery of stranded costs by the Utility Group.

Amortization of Rate Reduction Bonds
Amortization of rate reduction bonds increased $5 million due to an increase in the scheduled payment of principal.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $6 million in the third quarter of 2003 primarily due to the recognition in 2002 of a Connecticut sales and use tax audit settlement ($8 million), partially offset by a payment in 2002 to compensate the Town of Waterford for lost property tax revenue as a result of the sale of Millstone in 2001 ($3 million).

Interest Expense, Net
Interest expense, net decreased $4 million primarily due to lower interest at NU parent and CL&P resulting from lower rates ($4 million) and lower North Atlantic Energy Corporation (NAEC) interest due to the retirement of debt ($1 million), partially offset by higher competitive business interest as a result of higher debt levels ($2 million).

Other Income/(Loss), Net
Other income/(loss), net decreased $27 million primarily due to the third quarter 2002 elimination of certain reserves associated with NU's ownership share of Seabrook ($25 million).

Income Tax Expense
Income tax expense decreased $7 million primarily due to lower taxable income.

Cumulative Effect of Accounting Change, Net of Tax Benefit
The cumulative effect of accounting change, net of tax benefit was recorded in the third quarter of 2003 in connection with the adoption of FIN 46, effective July 1, 2003, which required NU to consolidate RMS into NU's financial statements and adjusted its equity interest as a cumulative effect of an accounting change.

Comparison of the First Nine Months of 2003 to the First Nine Months of 2002

Operating Revenues
Total revenues increased $1.4 billion or 35 percent in the first nine months of 2003, compared with the same period in 2002, due to higher revenues from NU Enterprises ($1.1 billion after intercompany eliminations) and higher Utility Group revenues ($234 million after intercompany eliminations).

NU Enterprises' revenue increase is primarily due to higher wholesale revenues for Select Energy resulting from the New Jersey basic generation service and higher short-term sales. The Utility Group revenue increase is primarily due to higher retail revenue ($311 million), partially offset by lower wholesale revenue ($72 million). The regulated retail revenue increase is primarily due to higher retail electric sales volumes ($121 million), higher CL&P recovery of incremental LMP costs ($99 million), higher Yankee Gas revenue resulting from higher purchased gas adjustment clause revenue ($47 million) and higher gas sales volumes ($22 million), and higher price mix among customer classes for the regulated companies ($19 million). Regulated retail electric kWh sales increased by 4.9 percent and firm natural gas sales increased by 3.1 percent in 2003, both after the adjustments to unbilled revenues. The regulated wholesale revenue decrease is primarily due to lower PSNH 2003 sales as a result of the sale of Seabrook.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased $1.2 billion or 55 percent in 2003, primarily due to higher wholesale energy purchases at NU Enterprises ($1.2 billion after intercompany eliminations) and higher purchased-power costs for the Utility Group ($33 million after intercompany eliminations).

Other Operation
Other operation expense increased $64 million primarily due to higher competitive business expenses resulting from business growth ($43 million), higher RMR related transmission expense ($17 million), higher conservation and load management expenditures ($14 million), and higher regulated business administrative and general expenses ($11 million), primarily due to higher health care costs and lower pension income, partially offset by lower nuclear expense due to the sale of Seabrook ($27 million).

Maintenance
Maintenance expense decreased $24 million primarily due to lower nuclear expense resulting from the sale of Seabrook ($24 million) and lower competitive transmission expenses ($6 million), partially offset by higher fossil production expenses resulting from PSNH generation maintenance overhauls ($5 million).

Depreciation
Depreciation decreased $6 million in 2003 primarily due to lower decommissioning and depreciation expenses resulting from 2002 depreciation of Seabrook as compared to no 2003 depreciation ($8 million) and lower NU Enterprises depreciation due to a study which resulted in lengthening the useful lives of certain generation assets ($3 million), partially offset by higher Utility Group depreciation resulting from higher plant balances.

Amortization
Amortization increased $48 million in 2003 primarily due to higher amortization related to the Utility Group's recovery of stranded costs, in part resulting from higher wholesale revenue from the sale of independent power producer related energy.

Amortization of Rate Reduction Bonds
Amortization of rate reduction bonds decreased $1 million due to the scheduled payment of principal.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $2 million primarily due to the recognition in 2002 of a Connecticut sales and use tax audit settlement ($8 million), partially offset by a payment in 2002 to compensate the Town of Waterford for lost property tax revenue as a result of the sale of Millstone ($3 million) and lower New Hampshire property taxes due to the sale of Seabrook ($2 million).

Interest Expense, Net
Interest expense, net decreased $17 million primarily due to lower interest for the regulated subsidiaries resulting from lower rates ($10 million), lower interest at NU parent as a result of the interest rate swap related to its $263 million fixed-rate senior notes ($7 million) and lower NAEC interest due to the retirement of debt ($3 million), partially offset by higher competitive business interest as a result of higher debt levels ($4 million).

Other Income/(Loss), Net
Other income/(loss), net decreased $14 million primarily due to the third quarter 2002 elimination of certain reserves associated with NU's ownership share of Seabrook ($25 million), partially offset by a charge in the first quarter of 2002 reflecting a write-down of NU's investments in NEON and Acumentrics ($15 million).

Income Tax Expense
Income tax expense increased $41 million due to higher taxable income and the recording in 2002 of WMECO investment tax credits resulting from a regulatory decision ($13 million).

Cumulative Effect of Accounting Change, Net of Tax Benefit
The cumulative effect of accounting change, net of tax benefit was recorded in the third quarter of 2003 in connection with the adoption of FIN 46 which required NU to consolidate RMS into NU's financial statements and adjust its equity interest as a cumulative effect of an accounting change.


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Trustees and Shareholders of Northeast Utilities:

We have reviewed the accompanying condensed consolidated balance sheet of Northeast Utilities and subsidiaries ("the Company") as of September 30, 2003, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

Hartford, Connecticut
November 7, 2003



                    Northeast Utilities and Subsidiaries
          The Connecticut Light and Power Company and Subsidiaries Public Service Company of New Hampshire and Subsidiaries
            Western Massachusetts Electric Company and Subsidiary


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (All Companies)

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with this complete report on Form 10-Q, the first and second quarter 2003 reports on Form 10-Q, the Annual Reports of Northeast Utilities (NU or the company), The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire
          (PSNH), and Western Massachusetts Electric Company (WMECO), which were filed as part of the NU 2002 Form 10-K, and the current report on Form 8-K dated September 30, 2003. The accompanying financial statements contain, in the opinion of management, all adjustments necessary to present fairly NU's and each NU company's financial position at September 30, 2003, the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. All adjustments are of a normal, recurring nature except those described in Note 1C. Due primarily to the seasonality of NU's business, the results of operations and statements of cash flows for the nine-month periods ended
          September 30, 2003 and 2002, are not indicative of the results expected for a full year.

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

          The transmission and distribution businesses of CL&P, PSNH and WMECO, along with PSNH's generation business and Yankee Gas Services Company's (Yankee Gas) distribution business, continue to be cost-of-service rate regulated, and management believes that the application of SFAS No. 71 to that portion of those businesses continues to be appropriate. Management also believes that it is probable that NU's operating companies will recover their investments in long-lived assets, including regulatory assets. In addition, all material regulatory assets are earning an equity return, except for securitized regulatory assets, which are not supported by equity. The components of regulatory assets are as follows:

-------------------------------------------------------------------------------
                                            At September 30, 2003
-------------------------------------------------------------------------------
(Millions of Dollars)         NU Consolidated     CL&P       PSNH      WMECO
-------------------------------------------------------------------------------
Recoverable nuclear costs         $  134.1     $   65.9     $ 34.2    $ 34.0
Securitized assets                 1,763.2      1,152.7      475.9     134.6
Income taxes, net                    277.6        176.5       42.1      49.8
Unrecovered contractual
  obligations                        224.4        111.1       55.5      57.8
Recoverable energy costs             305.0         65.1      224.1       3.8
Other                                243.4         91.0      140.2     (38.2)
-------------------------------------------------------------------------------
Totals                            $2,947.7     $1,662.3     $972.0    $241.8
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                            At December 31, 2002
-------------------------------------------------------------------------------
(Millions of Dollars)         NU Consolidated     CL&P       PSNH      WMECO
-------------------------------------------------------------------------------
Recoverable nuclear costs         $   85.4     $   10.6   $   36.8    $ 38.0
Securitized assets                 1,891.8      1,244.5      505.4     141.9
Income taxes, net                    331.9        170.5       96.5      54.2
Unrecovered contractual
  obligations                        239.3        116.8       58.7      63.8
Recoverable energy costs             299.6         49.3      241.7       4.3
Other                                228.1        111.0       87.0     (18.5)
-------------------------------------------------------------------------------
Totals                            $3,076.1     $1,702.7   $1,026.1    $283.7
-------------------------------------------------------------------------------

          At September 30, 2003 and December 31, 2002, the Utility Group also maintained $71.6 million and $63.6 million, respectively, of additional other regulatory assets primarily associated with Yankee Gas.

          Additionally, the Utility Group maintained $622.3 million and $383.1 million of regulatory liabilities at September 30, 2003 and December 31, 2002, respectively, primarily associated with CL&P's Competitive Transition Assessment (CTA), Generation Service Charge and System Benefits Charge (SBC) and PSNH's Stranded Cost Recovery Charge (SCRC). These amounts are included in deferred credits and other liabilities - other on the accompanying consolidated balance sheets. Regulatory liabilities by Utility Group company are as follows:

-------------------------------------------------------------------------------
                                         At September 30, 2003
-------------------------------------------------------------------------------
(Millions of Dollars)         NU Consolidated     CL&P       PSNH      WMECO
-------------------------------------------------------------------------------
Overrecoveries                     $622.3        $401.8     $178.2      $2.0
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                          At December 31, 2002
-------------------------------------------------------------------------------
(Millions of Dollars)         NU Consolidated     CL&P       PSNH      WMECO
-------------------------------------------------------------------------------
Overrecoveries                     $383.1        $189.7     $187.1      $0.5
-------------------------------------------------------------------------------

          At September 30, 2003 and December 31, 2002, the Utility Group also maintained $40.3 million and $5.8 million, respectively, of additional other regulatory liabilities, primarily held by Yankee Gas.

     C.  New Accounting Standards

          Derivative Accounting: Effective January 1, 2001, NU adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends SFAS No. 133. This new statement incorporates interpretations that were included in previous Derivative Implementation Group (DIG) guidance, clarifies certain conditions, and amends other existing pronouncements. It is effective for contracts entered into or modified after June 30, 2003. The new rules indicate that derivative contracts that are subject to unplanned netting and can be settled for cash versus delivery would no longer qualify for the normal purchases and sales exception, which would require fair value accounting. Management has determined that the adoption of SFAS No. 149 did not change NU's accounting for wholesale and retail marketing contracts that were entered into prior to July 1, 2003, or the ability of NU to elect the normal purchases and sales exception.

          Emerging Issues Task Force (EITF) Issue No. 03-11, "Reporting Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and 'Not Held for Trading Purposes' as Defined in EITF Issue No. 02-3, 'Issues related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities'" was derived from EITF Issue No. 02-3, which requires net reporting in the income statement in revenues of energy trading activities. Issue No. 03-11 addresses income statement classification of derivatives that are not related to energy trading activities. Prior to Issue No. 03-11, there was no specific accounting guidance that addressed the classification in the income statement of Select Energy, Inc.'s (Select Energy) retail marketing and wholesale contracts, many of which are derivatives. The only applicable guidance was EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The indicators of gross revenue reporting include whether the entity is the primary obligor in the arrangement, whether the entity has inventory or credit risk, latitude in establishing price, and discretion in supplier selection. Indicators of net revenue reporting are whether the supplier is the primary obligor in the arrangement, the entity earns a fixed amount and the supplier has credit risk.

          On July 31, 2003, the EITF reached a consensus in Issue No. 03-11 that determining whether realized gains and losses on contracts that physically deliver and are not held for trading purposes should be reported on a net or gross basis is a matter of judgment that depends on the relevant facts and circumstances. The EITF indicated that the indicators set forth in Issue No. 99-19 should continue to be considered and provided no new accounting guidance. Additionally, the consensus recommends disclosure of where the gains and losses are recorded in the income statement, and whether they are presented on a net or gross basis. Issue No. 03-11 is effective for NU prospectively on October 1, 2003.

          Select Energy currently reports the settlement of short-term and long-term derivative contracts that are not held for trading purposes on a gross basis, generally with sales in revenues and purchases in expenses. Short-term sales and purchases represent power that is purchased to serve full requirements contracts but is ultimately not needed based on the actual load of the full requirements customers. This excess power is sold to the independent system operator or to other counterparties. Management is currently evaluating the impact of the consensus in Issue No. 03-11 as it relates to income statement classification of Select Energy's short-term energy purchases and sales. Management will complete this evaluation in the fourth quarter in accordance with Issue No. 03-11. If management determines that revenues and expenses related to short-term sales and purchases should be reported net, then there could be a significant reduction in both Select Energy's revenues and expenses with no operating income or net income impact. For the first nine months of 2003, short-term and non-requirements sales amounted to approximately $600 million.

          On June 25, 2003, the DIG cleared Issue No. C-20, which addressed the meaning of "not clearly and closely related regarding contracts with a price adjustment feature" as it relates to the election of the normal purchase and sales exception to derivative accounting. The implementation of this guidance is required for the fourth quarter of 2003 for NU. Management is currently evaluating the impacts of Issue No. C-20, but believes that when it is implemented, Issue No. C-20 will likely result in CL&P recording the fair value of two existing power purchase contracts as derivative liabilities with offsetting regulatory assets, as these contracts are part of stranded costs and as management believes that these costs will continue to be recovered in rates. Management's preliminary estimates of the fair values of these long-term power purchase contracts indicate that the contracts have a combined negative fair value of approximately $16 million.

          Accounting for RMS Variable Interest Entity: On June 30, 2001, NU sold R. M. Services, Inc. (RMS) for $10 million in the form of convertible cumulative 5 percent preferred stock and a warrant to buy 25 percent of the outstanding common stock of RMS for $1,000 expiring in 2021. NU also agreed to guarantee a $3 million line of credit for RMS through 2005. In the second and third quarters of 2003, RMS has been drawing on this line of credit.

          In January 2003, the FASB issued Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities," which was effective for NU on July 1, 2003. NU did not electively delay implementation until December 31, 2003. RMS is a variable interest entity (VIE), as defined. FIN 46 requires that the party to a VIE that absorbs the majority of the VIE's losses, defined as the "primary beneficiary," consolidate the VIE. Upon adoption of FIN 46, management determined that NU was the "primary beneficiary" of RMS under FIN 46 and that NU is now required to consolidate RMS into NU's financial statements. To consolidate RMS, NU adjusted the carrying value of its preferred stock investment in RMS to the net book value of RMS. This adjustment resulted in a negative $4.7 million after-tax cumulative effect of accounting change. NU's remaining investment in RMS totaled $2.7 million at September 30, 2003. NU has no other VIE's for which NU is defined as the "primary beneficiary."

          Liabilities and Equity: In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective for NU for the third quarter of 2003. As NU no longer has any preferred stock subject to mandatory redemption outstanding, the adoption of SFAS No. 150 did not have an impact on NU's consolidated financial statements.

     D.   Stock-Based Compensation

          NU maintains an Employee Stock Purchase Plan and other long-term, stock-based incentive plans under the Northeast Utilities Incentive Plan (Incentive Plan). NU accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under those plans had an exercise price equal to or above the market value of the underlying common stock on the date of grant. At this time, NU has not elected to transition to expensing stock options under the fair value-based method of accounting for stock-based employee compensation. The following tables illustrate the effect on net income and earnings per share (EPS) if NU had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation related to stock options and NU's Employee Stock Purchase Plan:

          ---------------------------------------------------------------------
                                            For the Three Months Ended
          ---------------------------------------------------------------------
          (Millions of Dollars,            September 30,     September 30,
          except per share amounts)             2003              2002
          ---------------------------------------------------------------------
          Net income, as reported              $39.2             $48.6
          Total stock-based employee
            compensation expense
            determined under
            fair value-based method for
            all awards, net of related          (0.6)             (1.1)
            tax effects
          ---------------------------------------------------------------------
          Pro forma net income                 $38.6             $47.5
          ---------------------------------------------------------------------
          EPS:
            Basic and fully
              Diluted - as reported            $ 0.31            $ 0.38
            Basic and fully
              Diluted - pro forma              $ 0.30            $ 0.37
          ---------------------------------------------------------------------

          ---------------------------------------------------------------------
                                            For the Nine Months Ended
          ---------------------------------------------------------------------
          (Millions of Dollars,            September 30,     September 30,
          except per share amounts)             2003              2002
          ---------------------------------------------------------------------
          Net income, as reported             $126.3             $96.1
          Total stock-based employee
            compensation expense
            determined under
            fair value-based method for
            all awards, net of related          (1.8)             (3.4)
            tax effects
          ---------------------------------------------------------------------
          Pro forma net income                $124.5             $92.7
          ---------------------------------------------------------------------
          EPS:
            Basic and fully
              diluted - as reported           $  0.99            $ 0.74
            Basic and fully
              diluted - pro forma             $  0.98            $ 0.71
          ---------------------------------------------------------------------

          During the nine-month period ended September 30, 2003, NU granted approximately 384,000 shares of restricted stock under the Incentive Plan. The shares granted had a value of $5.4 million when granted. This amount was recorded in shareholders' equity. For the nine months ended September 30, 2003, approximately $1.2 million was amortized to expense related to the restricted stock. During the nine-month period ended September 30, 2003, no stock options were awarded.

     E.   Other Income/(Loss), Net

          The pre-tax components of NU's other income/(loss), net items are as follows:

          ---------------------------------------------------------------------
                                           For the Nine Months Ended
          ---------------------------------------------------------------------
                                         September 30,     September 30,
          (Millions of Dollars)               2003              2002
          ---------------------------------------------------------------------
          Investment write-downs             $ -              $(17.1)
          Seabrook-related items               -                23.3
          Investment income                   13.5              19.1
          Other, net                          (7.5)             (5.6)
          ---------------------------------------------------------------------
          Totals                             $ 6.0            $ 19.7
          ---------------------------------------------------------------------

     F.   Sale of Customer Receivables

          CL&P has an arrangement with a financial institution under which CL&P can sell up to $100 million of accounts receivable and unbilled revenues. At September 30, 2003, CL&P had sold accounts receivable of $40 million to the financial institution with limited recourse through CL&P Receivables Corporation (CRC), a wholly owned subsidiary of CL&P. Additionally, at September 30, 2003, $6.4 million of assets were designated as collateral and restricted under the agreement with CRC. Concentrations of credit risk to the purchaser under this agreement with respect to the receivables are limited due to CL&P's diverse customer base within its service territory. At September 30, 2003, amounts sold to CRC from CL&P but not sold to the financial institution totaling $215.6 million are included in investments in securitizable assets on the accompanying consolidated balance sheets. These amounts would be excluded from CL&P's assets in the event of CL&P's bankruptcy. At December 31, 2002, $40 million of accounts receivable were sold to the financial institution. On July 9, 2003, CL&P renewed this arrangement for a one-year period.

     G.   Guarantees

          In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires disclosures by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

          NU provides credit assurance in the form of guarantees and letters of credit in the normal course of business, primarily for the financial performance obligations of NU Enterprises. NU would be required to perform under these guarantees in the event of non-performance by NU Enterprises, primarily Select Energy. At September 30, 2003, the maximum level of exposure under guarantees by NU, primarily on behalf of NU Enterprises, totaled approximately $435 million. Additionally, NU had $123.2 million of letters of credit issued for the benefit of NU Enterprises outstanding at September 30, 2003. In conjunction with its investment in RMS, NU guarantees a $3 million line of credit through 2005, of which $0.5 million was outstanding at September 30, 2003, which is included in the $435 million total. Effective July 1, 2003, NU now consolidates the financial statements of RMS with the NU financial statements.

          Additionally, CL&P has obtained surety bonds in the amount of $31.1 million related to the March 2003 and April 2003 incremental locational marginal pricing (LMP) costs to comply with a Connecticut Department of Public Utility Control (DPUC) order. At September 30, 2003, NU guaranteed $42.8 million of surety bonds for NU subsidiaries, including the LMP-related surety bonds. This amount is included in the total NU guarantee amount of approximately $435 million. These surety bonds contain ratings triggers that would require NU to post additional collateral in the event that NU's ratings are downgraded.

          NU currently has authorization from the Securities and Exchange Commission (SEC) to provide up to $500 million of guarantees for NU Enterprises through June 30, 2004, and has applied for authority to increase this amount to $750 million through September 30, 2006. The aforementioned surety bonds are subject to a separate $50 million SEC limitation apart from the current $500 million guarantee limit. The amount of guarantees outstanding for compliance with the SEC limit is approximately $258 million, which is calculated using different criteria than the maximum level of exposure of approximately $435 million required to be disclosed under FIN 45. The $42.8 million of surety bonds is the same for both SEC and FIN 45 purposes.

     H.   Adjustments to Estimates of Unbilled Revenues

          Unbilled revenues represent an estimate of electricity or gas delivered to customers that has not been billed. Unbilled revenues represent assets on the balance sheet that become accounts receivable in the following month as customers are billed. Billed revenues are based on meter readings.

          Unbilled revenues are estimated monthly using the requirements method. The requirements method utilizes the total monthly volume of electricity or gas delivered to the system and applies a delivery efficiency (DE) factor to reduce the total monthly volume by an estimate of delivery losses to calculate the total estimated monthly sales to customers. The total estimated monthly sales amount less total monthly billed sales amount results in a monthly estimate of unbilled sales.

          In the third quarter of 2003, the unbilled sales estimates for all Utility Group companies were tested using the cycle method and will be tested annually hereafter. The cycle method is historically more accurate than the requirements method, when used in a mostly weather-neutral month. The cycle method uses the billed sales from each meter reading cycle and an estimate of unbilled days in each month based on the meter reading schedule. The cycle method resulted in an adjustment to the estimate of unbilled revenues that had a net positive after-tax earnings impact of approximately $5.7 million in the third quarter of 2003. The positive after-tax impacts on CL&P, PSNH, and WMECO were $7.2 million, $3.3 million, and $0.3 million, respectively. There was a negative after-tax impact on Yankee Gas of $5.1 million.

     I.   Restricted Cash - LMP Costs and Special Deposits

          Restricted cash - LMP costs represents incremental LMP cost amounts that have been collected by CL&P and deposited into an escrow account.

          Special deposits primarily consist of collateral balances resulting from Select Energy wholesale activities.

2. DERIVATIVE INSTRUMENTS, MARKET RISK AND RISK MANAGEMENT (NU, Select Energy, Yankee Gas)

     A.   Derivative Instruments

          Effective January 1, 2001, NU adopted SFAS No. 133, as amended by SFAS No. 149 in April 2003. Derivatives that are utilized for trading purposes are recorded at fair value with changes in fair value included in net income. Other contracts that are derivatives but do not meet the definition of a cash flow hedge and cannot be designated as being used for normal purchases or normal sales are also recorded at fair value with changes in fair value included in net income. For those contracts that meet the definition of a derivative and meet the cash flow hedge requirements, the changes in the fair value of the effective portion of those contracts are generally recognized in accumulated other comprehensive income, a component of equity, until the underlying transactions occur. For those contracts that meet the definition of a derivative and meet the fair value hedge requirements, the changes in fair value of the effective portion of those contracts are generally recognized on the balance sheet as both the hedge and the hedged item are recorded at fair value. For contracts that meet the definition of a derivative but do not meet the hedging requirements, and for the ineffective portion of contracts that meet the cash flow hedge requirements, the changes in fair value of those contracts are recognized currently in net income. Derivative contracts that are entered into as a normal purchase or sale, will result in physical delivery, meet the definitions in SFAS No. 149, and are documented as such, are recorded under accrual accounting.

          For information regarding recent accounting changes related to trading activities, see Note 1C, "New Accounting Standards," to the consolidated financial statements.

          During the first nine months of 2003, a negative $7.8 million, net of tax, was reclassified from other comprehensive income in connection with the consummation of the underlying hedged transactions and recognized in net income. The related hedged transactions were also recognized in net income. A negative $0.02 million, net of tax, was recognized in net income for those derivatives that were determined to be ineffective and for the ineffective portion of cash flow hedges. Also during the third quarter of 2003, new cash flow hedge transactions were entered into that hedge cash flows through 2005. As a result of these new transactions and market value changes since January 1, 2003, other comprehensive income decreased by $18.7 million, net of tax. Accumulated other comprehensive income at September 30, 2003, was a negative $3.2 million, net of tax (decrease to equity), relating to hedged transactions, and it is estimated that negative $1.6 million of this balance, net of tax, will be reclassified as an increase to net income within the next twelve months. Cash flows from the hedge contracts are reported in the same category as cash flows from the underlying hedged transaction.

          The tables below summarize the derivative assets and liabilities at September 30, 2003 and December 31, 2002. These amounts do not include premiums paid, which are recorded as prepayments and amounted to $18.6 million and $26.7 million at September 30, 2003 and December 31, 2002, respectively. These amounts also do not include premiums received, which are recorded as other current liabilities and amounted to $15.8 million and $33.9 million at September 30, 2003 and December 31, 2002, respectively. The premium amounts relate primarily to energy trading activities.

          ---------------------------------------------------------------------
                                               At September 30, 2003
          ---------------------------------------------------------------------
          (Millions of Dollars)           Assets     Liabilities     Total
          ---------------------------------------------------------------------
          Select Energy:
            Trading                       $ 89.0       $(52.8)       $36.2
            Nontrading                       3.6         (1.4)         2.2
            Hedging                          7.3        (11.7)        (4.4)
          ---------------------------------------------------------------------
          Yankee Gas:
            Hedging                          2.3          -            2.3
          ---------------------------------------------------------------------
          NU Parent:
            Hedging                          1.6          -            1.6
          ---------------------------------------------------------------------
          Total                           $103.8       $(65.9)       $37.9
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
          ---------------------------------------------------------------------

          Select Energy Trading: To gather market intelligence and utilize this information in risk management activities for the wholesale business, Select Energy conducts limited energy trading activities in electricity, natural gas and oil, and therefore, experiences net open positions. Select Energy manages these open positions with strict policies that limit its exposure to market risk and require daily reporting to management of potential financial exposures. Derivatives used in trading activities are recorded at fair value and included in the consolidated balance sheets as derivative assets or liabilities. Changes in fair value are recognized in operating revenues in the consolidated statements of income in the period of change. The net fair value positions of the trading portfolio at September 30, 2003 and December 31, 2002 were assets of $36.2 million and $41 million, respectively.

          Select Energy's trading portfolio includes New York Mercantile Exchange (NYMEX) futures and options, the fair value of which is based on closing exchange prices; over-the-counter forwards and options, the fair value of which is based on the mid-point of bid and ask market prices; bilateral contracts for the purchase or sale of electricity or natural gas, the fair value of which is determined using available information from external sources; and a long-term bilateral energy purchase contract, the fair value of which is determined using a model. The trading portfolio also includes a LIBOR-based interest rate swap to mitigate fair value fluctuations from changes in the LIBOR-based discount rate used to determine the fair value of certain trading contracts. Select Energy's trading portfolio also includes transmission congestion contracts. The fair value of certain transmission congestion contracts is based on published market data. Market information for other transmission congestion contracts is not available, and those contracts cannot be reliably valued. Management believes the amounts paid for these contracts, which total $4.6 million, are equal to their fair value.

          Select Energy Nontrading: Nontrading derivative contracts are used for delivery of energy related to Select Energy's retail and wholesale activities. These contracts are not entered into for trading purposes, but are subject to fair value accounting because these contracts are derivatives that cannot be designated as normal purchases or sales, as defined. These contracts cannot be designated as normal purchases or sales either because they are included in the New York energy market that settles financially or because the normal purchase and sale designation was not elected by management. The net fair values of nontrading derivatives valued at the mid-point of bid and ask market prices at September 30, 2003 and December 31, 2002 were assets of $2.2 million and $2.9 million, respectively.

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

          Select Energy maintains natural gas service agreements with certain customers to supply gas at fixed prices for terms extending through 2005. Select Energy has hedged its gas supply component of the risk under these agreements through NYMEX futures contracts. Under these contracts, which also extend through 2005, the purchase price of a specified quantity of gas is effectively fixed over the term of the gas service agreements. At September 30, 2003, the NYMEX futures contracts had notional values of $81.9 million and were recorded at fair value as a derivative liability of $1.7 million.

          Other derivative liabilities, which are valued at the mid-point of bid and ask market prices, include forwards, options and swaps to hedge Select Energy's basic generation service contracts in the PJM region and were recorded at fair value as derivative liabilities of $5 million. Other derivative liabilities include futures, options and swaps in the New England region, which were recorded as derivative liabilities with a fair value of $4.2 million at September 30, 2003.

          SENY maintains hedges on its retail sales portfolio through 2004, which were also valued at the mid-point of bid and ask market prices and recorded at fair value as a derivative asset of $4.1 million at September 30, 2003.

          Yankee Gas Hedging: Yankee Gas maintains a master swap agreement with a financial counterparty to purchase gas at fixed prices. Under this master swap agreement, the purchase price of a specified quantity of gas for an unaffiliated customer is effectively fixed over the term of the gas service agreement with that customer for a period of time not extending beyond 2005. At September 30, 2003, the commodity swap agreement had a notional value of $7.2 million and was recorded at fair value as a derivative asset of $2.3 million with an offsetting fair value of the firm commitment recorded in current liabilities in the accompanying consolidated balance sheets.

          NU Parent Hedging: In March of 2003, NU parent entered into a fixed to floating interest rate swap on its $263 million, 7.25 percent fixed-rate note that matures on April 1, 2012. As a perfectly matched fair value hedge, the changes in fair value of the swap and the hedged debt instrument are recorded on the balance sheet but are equal and offsetting in the consolidated statements of income. The cumulative change in the fair value of the hedged debt of $1.6 million is included as long-term debt on the consolidated balance sheets. Additionally, the resulting changes in interest payments made are recorded as adjustments to interest expense.

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

          Select Energy Trading Portfolio: At September 30, 2003, Select Energy calculated the market price resulting from a 10 percent change in forward market prices. That 10 percent change would result in approximately a $0.3 million increase or decrease in the fair value of the Select Energy trading portfolio. In the normal course of business, Select Energy also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include credit risk, which is not reflected in this sensitivity analysis.

          Select Energy Retail Marketing and Wholesale Portfolio: When conducting sensitivity analyses of the change in the fair value of Select Energy's electricity, natural gas and oil nontrading derivatives portfolio, which would result from a hypothetical change in the future market price of electricity, natural gas and oil, the fair values of the contracts are determined from models that take into account estimated future market prices of electricity, natural gas and oil, the volatility of the market prices in each period, as well as the time value factors of the underlying commitments. In most instances, market prices and volatility are determined from quotes on the futures exchange.

          Select Energy has determined a hypothetical change in the fair value for its retail marketing and wholesale portfolio, which includes cash flow hedges and electricity, natural gas and oil contracts and generation assets, assuming a 10 percent change in forward market prices. At September 30, 2003, a 10 percent change in market price would have resulted in an increase or decrease in fair value of approximately $3.5 million.

          The impact of a change in electricity, natural gas and oil prices on Select Energy's retail marketing and wholesale portfolio at September 30, 2003, is not necessarily representative of the results that will be realized when the commodities provided for in these contracts are physically delivered.

     C.   Other Risk Management Activities

          Interest Rate Risk Management: NU manages its interest rate risk exposure in accordance with written policies and procedures by maintaining a mix of fixed and variable rate debt. At
          September 30, 2003, approximately 80 percent (70 percent including the debt subject to the fixed to floating interest rate swap in variable rate debt), of NU's long-term debt, including fees and interest due for spent nuclear fuel disposal costs, is at a fixed interest rate. The remaining long-term debt is variable-rate and is subject to interest rate risk that could result in earnings volatility. Assuming a one percentage point increase in NU's variable interest rates, including the rate on debt subject to the fixed to floating interest rate swap, annual interest expense would have increased by $7.6 million. At September 30, 2003, NU parent maintained a fixed to floating interest rate swap to manage the risk associated with its $263 million of fixed-rate debt.

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

          At September 30, 2003, Select Energy maintained collateral balances from counterparties of $29.2 million. This amount is included in both special deposits and other current liabilities on the accompanying consolidated balance sheets.

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, NU adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which ended the amortization of goodwill and certain intangible assets with indefinite useful lives. SFAS No. 142 also required that goodwill and intangible assets deemed to have indefinite useful lives be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter by applying a fair value-based test.
     NU selected October 1 as the annual goodwill impairment testing date. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value and if the implied fair value of goodwill based on the estimated fair value of the reporting unit is less than the carrying amount of the goodwill. Excluding adjustments to the purchase price allocation in July 2003 related to the acquisition of Woods Electrical Co., Inc. and Woods Network Services, Inc. (Woods Network), there were no impairments or adjustments to the goodwill balances during the nine-month periods ended September 30, 2003 and 2002. These adjustments primarily related to the recording of contingent payments based on certain earnings targets that have been met, as defined in the purchase agreements.

     NU's reporting units that maintain goodwill are generally consistent with the operating segments underlying the reportable segments identified in Note 7, "Segment Information," to the consolidated financial statements. Consistent with the way management reviews the operating results of its reporting units, NU's reporting units under the NU Enterprises reportable segment include: 1) the wholesale and retail business reporting unit, and 2) the services reporting unit. The wholesale and retail business reporting unit is comprised of the operations of Select Energy, Northeast Generation Company (NGC) and the ongoing generation operations of Holyoke Water Power Company (HWP), while the services reporting unit is comprised of the operations of Select Energy Services, Inc. (SESI), Northeast Generation Services Company (NGS) and Woods Network. As a result, NU's reporting units that maintain goodwill are as follows: Yankee Gas, classified under the Utility Group - gas reportable segment, the wholesale and retail business reporting unit and the services reporting unit which are both classified under the NU Enterprises reportable segment. The goodwill balances of these reporting units are included in the table herein.

     At September 30, 2003, NU maintained $319.9 million of goodwill that is no longer being amortized, $15.5 million of identifiable intangible assets and $8.5 million of intangible assets not subject to amortization, totaling $343.9 million. At December 31, 2002, NU maintained $321 million of goodwill that is no longer being amortized, $18.1 million of identifiable intangible assets and $6.8 million of intangible assets not subject to amortization, totaling $345.9 million. These amounts are included on the consolidated balance sheets as goodwill and other purchased intangible assets, net. A summary of NU's goodwill balances at September 30, 2003 and December 31, 2002, by reportable segment and reporting unit is as follows:

     --------------------------------------------------------------------------
     (Millions of Dollars)            September 30, 2003    December 31, 2002
     --------------------------------------------------------------------------
     Utility Group - Gas:
         Yankee Gas                           $287.6              $287.6
     NU Enterprises:
         Services                               29.1                30.2
         Wholesale and Retail Business           3.2                 3.2
     --------------------------------------------------------------------------
     Totals                                   $319.9              $321.0
     --------------------------------------------------------------------------

     At September 30, 2003 and December 31, 2002, NU's intangible assets and related accumulated amortization consisted of the following:

     --------------------------------------------------------------------------
                                           At September 30, 2003
     --------------------------------------------------------------------------
                                      Gross      Accumulated       Net
     (Millions of Dollars)           Balance     Amortization    Balance
     --------------------------------------------------------------------------
     Intangible assets subject
       to amortization:
         Exclusivity agreement        $17.7          $6.5         $11.2
         Customer list                  6.6           2.4           4.2
         Customer backlog,
           employment related
           agreements and other         0.1           -             0.1
     --------------------------------------------------------------------------
     Totals                           $24.4          $8.9         $15.5
     --------------------------------------------------------------------------
     Intangible assets not subject
       to amortization:
         Customer relationships       $ 5.2
         Tradenames                     3.3
     ---------------------------------------------
     Totals                           $ 8.5
     ---------------------------------------------

     --------------------------------------------------------------------------
                                              At December 31, 2002
     --------------------------------------------------------------------------
                                      Gross      Accumulated       Net
     (Millions of Dollars)           Balance     Amortization    Balance
     --------------------------------------------------------------------------
     Intangible assets subject
       to amortization:
         Exclusivity agreement        $17.7          $4.6         $13.1
         Customer list                  6.6           1.7           4.9
         Customer backlog,
           employment related
           agreements and other         0.1           -             0.1
     --------------------------------------------------------------------------
     Totals                           $24.4          $6.3         $18.1
     --------------------------------------------------------------------------
     Intangible assets not
     subject
       to amortization:
         Customer relationships       $ 3.8
         Tradenames                     3.0
     ---------------------------------------------
     Totals                           $ 6.8
     ---------------------------------------------

     NU recorded amortization expense of $2.6 million and $1.1 million for the nine months ended September 30, 2003 and 2002, respectively, related to these intangible assets. Based on the current amount of intangible assets subject to amortization, the estimated annual amortization expense for each of the succeeding 5 years from 2004 through 2008 is $3.6 million in 2004 through 2007 and no amortization expense in 2008. These amounts may vary as acquisitions and dispositions occur in the future.

4.   COMMITMENTS AND CONTINGENCIES

     A.   Restructuring and Rate Matters (CL&P, PSNH, WMECO)

          Connecticut:

          Implementation of Standard Market Design: On March 1, 2003, the New England Independent System Operator (ISO-NE) implemented standard market design (SMD). As part of SMD, LMP is utilized to assign value and causation to transmission congestion and line losses. Management believes that under the legal interpretation of the terms of its standard offer service contracts with its standard offer suppliers, the incremental costs associated with line losses and congestion between the delivery points chosen by the suppliers and CL&P's service territory in Connecticut are the responsibility of CL&P's customers. Management believes that these congestion and line loss charges are unavoidable, are part of the prudent cost of providing regulated electric service in Connecticut and should be paid for by CL&P's customers.

          CL&P incurred $132.5 million of incremental LMP costs from March 1, 2003 through September 30, 2003. As incurred, these costs were recorded as recoverable energy costs and are included in regulatory assets on the accompanying consolidated balance sheets. CL&P received approval for recovery of these costs through an additional charge on customer bills and began recovering them on May 1, 2003, subject to refund and on a two-month lag. Approximately $95.6 million has been recovered through September 30, 2003. This amount is included in operating revenues and offset by amortization expense.

          If it is ultimately concluded that the incremental LMP costs are the responsibility of the standard offer service suppliers, NU Enterprises' pre-tax earnings for the nine months ended
          September 30, 2003 would be reduced by approximately $71 million, and CL&P would eliminate the accounts payable to the standard offer service suppliers with a reduction to operating expenses. At the same time, a regulatory liability in the same amount would be recorded with a reduction to operating revenues. This amount could be material and there would be an impact on NU's and NU
          Enterprises' net income. Net income could be negatively impacted if LMP recoveries are refunded to CL&P's customers with carrying charges, which would result in interest expenses.

          CL&P Disposition of Seabrook Proceeds: CL&P sold its share of the Seabrook nuclear unit on November 1, 2002. CL&P received $37 million and recorded a gain on the sale of approximately $16 million. The gain was recorded as a regulatory liability and, when offset by the decommissioning top off and other adjustments, will be refunded to customers. On May 1, 2003, CL&P filed its application with the DPUC for approval of the disposition of the proceeds from the sale. This filing described CL&P's treatment of its share of the proceeds from the sale. Hearings in this docket were held in September and a final decision is scheduled to be issued in December 2003. Management does not expect the final decision to have a material effect on CL&P's net income or its financial position.

          CTA and SBC Reconciliation: On April 3, 2003, CL&P filed its annual CTA and SBC reconciliation with the DPUC. For the year ended December 31, 2002, total CTA revenues and excess Generation Services Charge (GSC) revenues exceeded the CTA revenue requirement by approximately $93.5 million. This amount is recorded as a regulatory liability. CL&P has proposed that a portion of the CTA/GSC overrecovery be utilized to reduce the nuclear stranded cost regulatory asset and that the remaining amount be carried forward through 2003. For the same period, SBC revenues exceeded the SBC revenue requirement by approximately $22.4 million. In compliance with a prior decision of the DPUC, a portion of the SBC overrecovery was applied to regulatory assets, and the remaining overrecovery of $18.6 million was applied to the CTA. Management expects a final decision from the DPUC in this docket by the end of 2003. Management does not expect the final decision to have a material effect on CL&P's net income or its financial position.

          Massachusetts: On March 31, 2003, WMECO filed its 2002 annual transition cost reconciliation with the Massachusetts Department of Telecommunications and Energy (DTE). This filing reconciled the recovery of generation-related stranded costs for calendar year 2002 and included the renegotiated purchased power contract related to the Vermont Yankee nuclear unit.

          On July 15, 2003, the DTE issued a final order on WMECO's 2001 annual transition cost reconciliation, which addressed WMECO's cost tracking mechanisms. As part of that order, the DTE directed WMECO to revise its 2002 annual transition cost reconciliation filing. The revised filing was submitted to the DTE on September 23, 2003. Hearings were held in October 2003, and a final decision from the DTE is expected in the first half of 2004. Management does not expect the outcome of this docket to have a material adverse impact on WMECO's net income or its financial position.

     B.   NRG Energy, Inc. Exposures (CL&P, Yankee Gas, NGS)

          Certain subsidiaries of NU, including CL&P, Yankee Gas and NGS, have entered into transactions with NRG Energy, Inc. (NRG) and certain of its subsidiaries. On May 14, 2003, NRG and certain of its subsidiaries filed voluntary bankruptcy petitions. NRG-related exposures to NU as a result of these transactions relate to 1) the recovery of CL&P's station service billings from NRG, 2) NRG's standard offer service contract with CL&P, 3) the recovery of congestion charges incurred by NRG prior to the implementation of SMD on March 1, 2003, and 4) the recovery of Yankee Gas', NGS' and CL&P's expenditures that were incurred related to NRG's generating plant construction project that is now abandoned. While it is unable to determine the ultimate outcome of these issues, management does not expect their resolution will have a material adverse effect on NU's consolidated financial condition or results of operations.

     C.   Long-Term Contractual Arrangements (Select Energy)

          Select Energy maintains long-term agreements to purchase energy in the normal course of business as part of its portfolio of resources to meet its actual or expected sales commitments. The aggregate amount of these purchase contracts was $4.9 billion at September 30, 2003, as follows (millions of dollars):

          ---------------------------------------------------------------------
          Year
          ---------------------------------------------------------------------
          2003                $1,412.1
          2004                 2,345.2
          2005                   639.2
          2006                   283.0
          2007                   225.1
          ---------------------------------------------------------------------
          Total               $4,904.6
          ---------------------------------------------------------------------

          Select Energy's purchase contract amounts can exceed the amount expected to be reported in fuel, purchased and net interchange power as energy trading purchases are classified net with the corresponding revenues.

     D. Deferred Contractual Obligation - Connecticut Yankee Atomic Power Company (CYAPC) Decommissioning Dispute

          In June 2003, CYAPC notified NU that it had terminated its contract with Bechtel Power Corporation (Bechtel) for the decommissioning of the Connecticut Yankee nuclear power plant. CYAPC terminated the contract based on its determination that Bechtel's decommissioning work has been incomplete and untimely and that Bechtel refused to perform the remaining decommissioning work. NU's electric operating subsidiaries collectively own 49.0 percent of CYAPC; CL&P owns 34.5 percent, PSNH owns 5.0 percent and WMECO owns 9.5 percent.

          NU has been notified by CYAPC that it is in the process of preparing an update to the estimated cost to decommission Connecticut Yankee. When completed, the new 2003 estimate will reflect the new estimated cost and schedule to complete the decommissioning, including the impacts of the Bechtel contract termination. The new cost estimate is expected to increase significantly from the previous decommissioning estimate that NU received from CYAPC in 2002. CYAPC is seeking recovery of the additional project completion costs and other damages from Bechtel but may ultimately recover these costs through Federal Energy Regulatory Commission (FERC)-approved rates charged to CL&P, PSNH and WMECO. The increase in the CYAPC decommissioning cost estimate will increase deferred contractual obligations. Past increases to deferred contractual obligations have been reflected as regulatory assets by CL&P, PSNH and WMECO for future recovery from retail customers.

5.   COMPREHENSIVE INCOME (NU, CL&P, PSNH, WMECO)

     Total comprehensive income, which includes all comprehensive income items by category, for the three months and nine months ended September 30, 2003 and 2002 is as follows:

------------------------------------------------------------------------------------
                                Three Months Ended September 30, 2003
------------------------------------------------------------------------------------
                                                                   NU
(Millions of Dollars)         NU     CL&P    PSNH    WMECO    Enterprises    Other
------------------------------------------------------------------------------------
Net income/(loss)*          $ 39.2   $29.0   $12.6    $5.2        $6.9      $(14.5)
------------------------------------------------------------------------------------
Comprehensive income items:
  Qualified cash flow
    hedging instruments       (4.9)    -       -       -         (4.9)         -
  Unrealized gains on
    securities                 0.2     -       -       -           -           0.2
------------------------------------------------------------------------------------
Net change of
  comprehensive income items  (4.7)    -       -       -         (4.9)         0.2
------------------------------------------------------------------------------------
Total comprehensive
  income/(loss)             $ 34.5   $29.0    $12.6   $5.2       $2.0       $(14.3)
------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
                                    Nine Months Ended September 30, 2003
------------------------------------------------------------------------------------
                                                                   NU
(Millions of Dollars)         NU     CL&P    PSNH    WMECO    Enterprises    Other
------------------------------------------------------------------------------------
Net income/(loss)*          $126.3   $59.0   $34.5   $13.9       $24.0      $ (5.1)
------------------------------------------------------------------------------------
Comprehensive income items:
  Qualified cash flow
    hedging instruments      (18.7)    -       -       -         (14.7)       (4.0)
  Unrealized gains on
    securities                 0.9     0.1     0.1     -           -           0.7
------------------------------------------------------------------------------------
Net change of
  comprehensive income items (17.8)    0.1     0.1     -         (14.7)       (3.3)
------------------------------------------------------------------------------------
Total comprehensive
  income/(loss)             $108.5   $59.1   $34.6   $13.9       $ 9.3      $ (8.4)
------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
                                Three Months Ended September 30, 2002
------------------------------------------------------------------------------------
                                                                   NU
(Millions of Dollars)         NU     CL&P    PSNH    WMECO    Enterprises    Other
------------------------------------------------------------------------------------
Net income/(loss)*          $ 48.6   $27.9   $19.5   $ 4.7       $(9.0)    $   5.5
------------------------------------------------------------------------------------
Comprehensive income items:
  Qualified cash flow
    hedging instruments        5.5     -       -       -           5.4         0.1
  Unrealized gains on
    securities                (0.8)   (0.5)   (0.2)   (0.1)        -           -
------------------------------------------------------------------------------------
Net change of
  comprehensive income items   4.7    (0.5)   (0.2)   (0.1)        5.4         0.1
------------------------------------------------------------------------------------
Total comprehensive
  income/(loss)             $ 53.3   $27.4   $19.3   $ 4.6       $(3.6)    $   5.6
------------------------------------------------------------------------------------


------------------------------------------------------------------------------------
                                Nine Months Ended September 30, 2002
------------------------------------------------------------------------------------
                                                                   NU
(Millions of Dollars)         NU     CL&P    PSNH    WMECO    Enterprises    Other
------------------------------------------------------------------------------------
Net income/(loss)*          $ 96.1   $58.2   $46.4   $26.9       $(38.7)    $  3.3
------------------------------------------------------------------------------------
Comprehensive income items:
  Qualified cash flow
    hedging instruments       43.7     -       -       -           38.0        5.7
  Unrealized gains on
    securities                (1.2)   (0.5)   (0.6)   (0.1)         -           -
------------------------------------------------------------------------------------
Net change of
  comprehensive income items  42.5    (0.5)   (0.6)   (0.1)        38.0        5.7
------------------------------------------------------------------------------------
Total comprehensive
  income/(loss)             $138.6   $57.7   $45.8   $26.8       $ (0.7)    $  9.0
------------------------------------------------------------------------------------

*Net income/(loss) after preferred dividends of subsidiaries.

     Amounts included in the Other column primarily relate to NU parent, Yankee Gas and Northeast Utilities Service Company.

     Accumulated other comprehensive income fair value adjustments of NU's qualified cash flow hedging instruments are as follows:

     --------------------------------------------------------------------------
                                             September 30,   December 31,
     (Millions of Dollars, Net of Tax)           2003             2002
     --------------------------------------------------------------------------
     Balance at beginning of period             $15.5           $(36.9)
     --------------------------------------------------------------------------
     Hedged transactions recognized
       into net income                           (7.8)            17.0
     Change in fair value                        (1.5)            29.2
     Cash flow transactions entered
       into for the period                       (9.4)             6.2
     --------------------------------------------------------------------------
     Net change associated with the
       current period hedging transactions      (18.7)            52.4
     --------------------------------------------------------------------------
     Total fair value adjustments included
       in accumulated other
       comprehensive (loss)/income              $(3.2)           $15.5
     --------------------------------------------------------------------------

     Accumulated other comprehensive income items unrelated to NU's qualified cash flow hedging instruments totaled $0.3 million in gains and $0.6 million in losses at September 30, 2003 and December 31, 2002, respectively. These amounts primarily relate to unrealized gains and losses on investments in marketable debt and equity securities.

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

     The following table sets forth the components of basic and fully diluted
     EPS:

     --------------------------------------------------------------------------
     (Millions of Dollars,                Nine Months Ended September 30,
     except share information)                2003               2002
     --------------------------------------------------------------------------
     Income before preferred
       dividends of subsidiaries             $135.2              $100.3
     Preferred dividends
       of subsidiaries                          4.2                 4.2
     --------------------------------------------------------------------------
     Income before cumulative effect
       of accounting change                  $131.0              $ 96.1
     Cumulative effect of accounting
       change, net of tax benefit              (4.7)                -
     --------------------------------------------------------------------------
     Net income                              $126.3              $ 96.1
     --------------------------------------------------------------------------
     Basic EPS common shares
       outstanding (average)            126,976,161         129,508,840
     Dilutive effect of employee
       stock options                        110,256             228,409
     --------------------------------------------------------------------------
     Fully diluted EPS common shares
       outstanding (average)            127,086,417         129,737,249
     --------------------------------------------------------------------------
     Basic and fully diluted EPS:
     Income before cumulative effect
       of accounting change                   $1.03               $0.74
     Cumulative effect of accounting
       change, net of tax benefit             (0.04)                -
     --------------------------------------------------------------------------
     Net income                               $0.99               $0.74
     --------------------------------------------------------------------------

7.   SEGMENT INFORMATION (NU)

     NU is organized between the Utility Group and NU Enterprises based on each segments' regulatory environment or lack thereof. The Utility Group segment, including both electric and gas utilities, represents approximately 65 percent and 82 percent of NU's total revenues for the nine months ended September 30, 2003 and 2002, respectively, and primarily includes the operations of the electric utilities, CL&P, PSNH and WMECO, whose complete financial statements are included in NU's combined report on Form 10-Q. The Utility Group - gas segment includes the operations of Yankee Gas. Utility Group revenues from the sale of electricity and natural gas primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.

     The NU Enterprises segment includes Select Energy, NGC, SESI, NGS, and their respective subsidiaries. The ongoing generation operations of HWP and Woods Network are also included in the NU Enterprises segment.

     On January 1, 2000, Select Energy began serving one half of CL&P's standard offer load for a four-year period ending on December 31, 2003, at fixed prices. Total Select Energy revenues from CL&P for CL&P's standard offer load and for other transactions with CL&P, represented approximately $566 million or 23 percent for the nine months ended September 30, 2003 and approximately $473 million or 40 percent for the nine months ended September 30, 2002, of total NU Enterprises' revenues. Total CL&P purchases from NU Enterprises are eliminated in consolidation. Select Energy also provides basic generation service in the New Jersey market. Select Energy revenues related to these contracts represented approximately $324 million or 13 percent of total NU Enterprises' revenues for the nine months ended September 30, 2003. Short-term sales to ISO-NE represented approximately $264 million or 11 percent of total NU Enterprises' revenues for the nine months ended September 30, 2003. Additionally, WMECO's purchases from Select Energy represented approximately $110 million and $8 million of total NU Enterprises' revenues for the nine months ended September 30, 2003 and 2002, respectively. No other individual customer represented in excess of 10 percent of NU Enterprises' revenues for the nine months ended September 30, 2003 or 2002.

     Eliminations and other in the following table includes the results for Mode 1 Communications, Inc., an investor in a fiber-optic communications network, the results of the nonenergy-related subsidiaries of Yankee Energy System, Inc., (Yankee Energy Services Company, RMS, Yankee Energy Financial Services, and NorConn Properties, Inc.) the companies' parent and service companies, and the company's investment in Acumentrics Corporation. Interest expense included in eliminations and other primarily relates to the debt of NU parent. Inter-segment eliminations of revenues and expenses are also included in eliminations and other. Eliminations and other also includes NU's investment in RMS, which was consolidated with NU effective July 1, 2003, resulting in a negative $4.7 million net of tax cumulative effect of an accounting change.

-------------------------------------------------------------------------------
                      For the Three Months Ended September 30, 2003
-------------------------------------------------------------------------------
                   Utility Group                   Eliminations
(Millions of      ---------------         NU           and
  Dollars)        Electric    Gas     Enterprises     Other         Total
-------------------------------------------------------------------------------
Operating
  revenues        $1,141.8    $30.6    $1,143.6      $(261.7)     $2,054.3
Depreciation and
  amortization      (134.7)    (5.7)       (4.6)        (0.6)       (145.6)
Other operating
  expenses          (887.8)   (37.4)   (1,115.1)       261.3      (1,779.0)
-------------------------------------------------------------------------------
Operating
  income/(loss)      119.3    (12.5)       23.9         (1.0)        129.7
Interest
  expense, net       (42.8)    (3.4)      (13.5)        (3.7)        (63.4)
Other income/
  (loss), net          2.7     (0.4)        1.3          1.1           4.7
Income tax
  (expense)/
  benefit            (31.1)     6.7        (4.8)         3.5         (25.7)
Preferred
  dividends           (1.4)     -           -            -            (1.4)
-------------------------------------------------------------------------------
Income/(loss)
  before
  cumulative
  effect of
  accounting
  change              46.7     (9.6)        6.9         (0.1)         43.9
Cumulative effect
  of accounting
  change, net of
  tax benefit          -        -           -           (4.7)         (4.7)
-------------------------------------------------------------------------------
Net income/
  (loss)           $  46.7    $(9.6)    $   6.9      $  (4.8)     $   39.2
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                      For the Nine Months Ended September 30, 2003
-------------------------------------------------------------------------------
                   Utility Group                   Eliminations
(Millions of      ---------------          NU           and
  Dollars)        Electric    Gas     Enterprises     Other         Total
-------------------------------------------------------------------------------
Operating
  revenues        $3,130.3   $255.0    $2,499.1      $(684.1)     $5,200.3
Depreciation and
  amortization      (365.3)   (17.2)      (14.8)        (1.8)       (399.1)
Other operating
  expenses        (2,454.8)  (220.4)   (2,409.6)       682.5      (4,402.3)
-------------------------------------------------------------------------------
Operating
  income /(loss)     310.2     17.4        74.7         (3.4)        398.9
Interest
  expense, net      (129.4)    (9.9)      (36.6)       (10.6)       (186.5)
Other income/
  (loss), net          2.3     (1.4)        4.2          0.9           6.0
Income tax
  (expense)/
  benefit            (71.3)    (2.7)      (18.3)         9.1         (83.2)
Preferred
  dividends           (4.2)     -           -            -            (4.2)
-------------------------------------------------------------------------------
Income/(loss) before
  cumulative
  effect of
  accounting change  107.6      3.4        24.0         (4.0)        131.0
Cumulative effect
  of accounting
  change, net of
  tax benefit          -        -           -           (4.7)         (4.7)
-------------------------------------------------------------------------------
Net income/
  (loss)          $  107.6   $  3.4    $   24.0      $  (8.7)    $   126.3
-------------------------------------------------------------------------------
Total assets      $7,719.5   $958.2    $2,031.9      $(111.2)    $10,598.4
-------------------------------------------------------------------------------
Total
  investments
  in plant        $  322.8   $ 37.7    $   13.1      $  12.4     $   386.0
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
                      For the Three Months Ended September 30, 2002
-------------------------------------------------------------------------------
                   Utility Group                   Eliminations
(Millions of      ---------------         NU           and
  Dollars)        Electric    Gas     Enterprises     Other         Total
-------------------------------------------------------------------------------
Operating
  revenues        $1,106.2   $ 37.8    $  452.9      $(182.6)    $1,414.3
  Depreciation and
  amortization      (134.1)    (5.8)       (5.0)        (0.7)      (145.6)
Other operating
  expenses          (840.9)   (37.6)     (449.7)       177.5     (1,150.7)
-------------------------------------------------------------------------------
Operating
  income/(loss)      131.2     (5.6)       (1.8)        (5.8)       118.0
Interest
  expense, net       (46.6)    (3.5)      (11.1)        (6.5)       (67.7)
Other income/
  (loss), net         31.3     (0.5)        0.2          1.1         32.1
Income tax
  (expense)/
  benefit            (45.5)     3.8         3.7          5.6        (32.4)
Preferred
  dividends           (1.4)     -           -             -          (1.4)
-------------------------------------------------------------------------------
Net income/
  (loss)           $  69.0    $(5.8)   $   (9.0)     $  (5.6)    $   48.6
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                      For the Nine Months Ended September 30, 2002
-------------------------------------------------------------------------------
                   Utility Group                   Eliminations
(Millions of      ---------------         NU           and
  Dollars)        Electric    Gas     Enterprises     Other         Total
-------------------------------------------------------------------------------
Operating
  revenues        $2,962.6   $192.8    $1,177.5      $(492.2)    $3,840.7
Depreciation and
  amortization      (321.1)   (18.1)      (17.0)        (1.6)      (357.8)
Other operating
  expenses        (2,298.9)  (152.9)   (1,187.6)       483.0     (3,156.4)
-------------------------------------------------------------------------------
Operating
  income/(loss)      342.6     21.8       (27.1)       (10.8)       326.5
Interest
  expense, net      (140.5)   (10.9)      (32.8)       (19.4)      (203.6)
Other income/
  (loss), net         33.4     (0.5)       (0.5)       (12.7)        19.7
Income tax
  (expense)/
  benefit            (79.0)    (4.2)       21.7         19.2        (42.3)
Preferred
  dividends           (4.2)     -           -            -           (4.2)
-------------------------------------------------------------------------------
Net income/
  (loss)          $  152.3   $  6.2     $ (38.7)     $ (23.7)    $   96.1
-------------------------------------------------------------------------------
Total
  investments
  in plant        $  250.5   $ 41.8     $  18.1      $  16.9     $  327.3
-------------------------------------------------------------------------------



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                          September 30,      December 31,
                                                               2003              2002
                                                         ----------------  ----------------
                                                               (Thousands of Dollars)
ASSETS
------

Current Assets:
  Cash                                                   $        7,324    $          159
  Restricted cash - LMP costs                                    45,760               -
  Investments in securitizable assets                           215,592           178,908
  Receivables, net                                               62,896            88,001
  Accounts receivable from affiliated companies                  47,978            51,060
  Unbilled revenues                                               7,422             5,801
  Notes receivable from affiliated companies                     26,175             1,900
  Fuel, materials and supplies, at average cost                  30,033            32,379
  Prepayments and other                                          22,770            19,407
                                                         --------------    --------------
                                                                465,950           377,615
                                                         --------------    --------------
Property, Plant and Equipment:
  Electric utility                                            3,281,684         3,139,128
     Less: Accumulated depreciation                           1,159,189         1,113,991
                                                         --------------    --------------
                                                              2,122,495         2,025,137
  Construction work in progress                                 217,233           153,556
                                                         --------------    --------------
                                                              2,339,728         2,178,693
                                                         --------------    --------------

Deferred Debits and Other Assets:
  Regulatory assets                                           1,662,347         1,702,677
  Prepaid pension                                               297,888           276,173
  Other                                                         114,855            96,925
                                                         --------------    --------------
                                                              2,075,090         2,075,775
                                                         --------------    --------------

Total Assets                                             $    4,880,768    $    4,632,083
                                                         ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.


THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                          September 30,      December 31,
                                                               2003              2002
                                                         ----------------  ----------------
                                                               (Thousands of Dollars)
LIABILITIES AND CAPITALIZATION
------------------------------

Current Liabilities:
  Accounts payable                                       $      238,833    $      174,890
  Accounts payable to affiliated companies                      196,393           117,904
  Accrued taxes                                                  59,908            34,350
  Accrued interest                                                9,956            10,077
  Other                                                          47,871            48,495
                                                         --------------    --------------
                                                                552,961           385,716
                                                         --------------    --------------

Rate Reduction Bonds                                          1,153,822         1,245,728
                                                         --------------    --------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                             713,133           756,461
  Accumulated deferred investment tax credits                    91,516            93,408
  Deferred contractual obligations                              212,604           234,537
  Other                                                         486,533           276,325
                                                         --------------    --------------
                                                              1,503,786         1,360,731
                                                         --------------    --------------
Capitalization:
  Long-Term Debt                                                829,647           827,866
                                                         --------------    --------------
  Preferred Stock - Nonredeemable                               116,200           116,200
                                                         --------------    --------------
  Common Stockholder's Equity:
    Common stock, $10 par value - authorized
     24,500,000 shares; 6,035,205 shares outstanding
     in 2003 and 2002                                            60,352            60,352
    Capital surplus, paid in                                    326,703           327,299
    Retained earnings                                           337,547           308,554
    Accumulated other comprehensive loss                           (250)             (363)
                                                         --------------    --------------
  Common Stockholder's Equity                                   724,352           695,842
                                                         --------------    --------------
Total Capitalization                                          1,670,199         1,639,908
                                                         --------------    --------------

Commitments and Contingencies (Note 4)

Total Liabilities and Capitalization                     $    4,880,768    $    4,632,083
                                                         ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                 Three Months Ended             Nine Months Ended
                                                                   September 30,                  September 30,
                                                          -----------------------------  -----------------------------
                                                               2003           2002            2003           2002
                                                          -------------- --------------  -------------- --------------
                                                                             (Thousands of Dollars)

Operating Revenues                                        $    797,896   $    687,938    $  2,119,080   $  1,874,089
                                                          ------------   ------------    ------------   ------------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power                 506,369        406,194       1,279,785      1,109,391
     Other                                                      88,757         80,834         265,524        229,610
  Maintenance                                                   19,388         23,949          51,242         56,217
  Depreciation                                                  26,500         24,445          77,827         73,851
  Amortization of regulatory assets, net                        23,971         26,163          74,218         41,232
  Amortization of rate reduction bonds                          27,664         25,120          78,483         74,197
  Taxes other than income taxes                                 32,096         28,287         111,464        107,006
                                                          ------------   ------------    ------------   ------------
    Total operating expenses                                   724,745        614,992       1,938,543      1,691,504
                                                          ------------   ------------    ------------   ------------
Operating Income                                                73,151         72,946         180,537        182,585

Interest Expense:
  Interest on long-term debt                                     9,567         10,682          29,579         31,071
  Interest on rate reduction bonds                              17,398         18,789          53,304         57,273
  Other interest                                                 1,238            648           1,994          1,963
                                                          ------------   ------------    ------------   ------------
    Interest expense, net                                       28,203         30,119          84,877         90,307
                                                          ------------   ------------    ------------   ------------
Other Income, Net                                                2,652          7,911           4,615         14,094
                                                          ------------   ------------    ------------   ------------
Income Before Income Tax Expense                                47,600         50,738         100,275        106,372
Income Tax Expense                                              17,169         21,441          37,058         43,984
                                                          ------------   ------------    ------------   ------------
Net Income                                                $     30,431   $     29,297    $     63,217   $     62,388
                                                          ============   ============    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                            ------------------------------
                                                                                 2003             2002
                                                                            -------------    -------------
                                                                                 (Thousands of Dollars)
Operating Activities:
  Net income                                                                 $   63,217       $   62,388
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation                                                                 77,827           73,851
    Deferred income taxes and investment tax credits, net                       (52,396)         (59,570)
    (Deferral)/amortization of recoverable energy costs                         (15,733)          23,463
    Amortization of regulatory assets, net                                       74,218           41,232
    Amortization of rate reduction bonds                                         78,483           74,197
    Prepaid pension                                                             (21,715)         (38,506)
    Regulatory recoveries                                                       117,279           82,350
    Other uses of cash                                                          (55,152)         (34,656)
    Other sources of cash                                                         8,957           16,804
  Changes in current assets and liabilities:
    Restricted cash - LMP costs                                                 (45,760)             -
    Receivables and unbilled revenues, net                                       26,566          (49,146)
    Fuel, materials and supplies                                                  2,346             (925)
    Accounts payable                                                            142,432           60,995
    Accrued taxes                                                                25,558            2,493
    Investments in securitizable assets                                         (36,684)          49,570
    Other current assets and liabilities (excludes cash)                         (4,063)          (1,383)
                                                                             ----------       ----------
Net cash flows provided by operating activities                                 385,380          303,157
                                                                             ----------       ----------

Investing Activities:
  Investments in plant                                                         (224,757)        (159,946)
  NU system Money Pool (lending)/borrowing                                      (24,275)          51,000
  Other investment activities, net                                               (2,896)            (683)
                                                                             ----------       ----------
Net cash flows used in investing activities                                    (251,928)        (109,629)
                                                                             ----------       ----------

Financing Activities:
  Repurchase of common shares                                                       -            (49,996)
  Retirement of rate reduction bonds                                            (91,606)         (86,819)
  Cash dividends on preferred stock                                              (4,169)          (4,169)
  Cash dividends on common stock                                                (30,055)         (45,091)
  Other financing activities, net                                                  (457)            (399)
                                                                             ----------       ----------
Net cash flows used in financing activities                                    (126,287)        (186,474)
                                                                             ----------       ----------
Net increase in cash                                                              7,165            7,054
Cash - beginning of period                                                          159              773
                                                                             ----------       ----------
Cash - end of period                                                         $    7,324       $    7,827
                                                                             ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.


          THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


CL&P is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the first and second quarter 2003 reports on Form 10-Q, and the NU 2002 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the third quarter of 2003 and the first nine months of 2003 are provided in the table below.

                                             Income Statement Variances
                                                (Millions of Dollars)
                                                2003 over/(under) 2002
                                        ------------------------------------
                                         Third               Nine
                                        Quarter   Percent   Months   Percent
                                        -------   -------   ------   -------

Operating Revenues                        $110       16%     $245      13%

Operating Expenses:
Fuel, purchased and
  net interchange power                    100       25       170       15
Other operation                              8       10        36       16
Maintenance                                 (5)     (19)       (5)      (9)
Depreciation                                 2        8         4        5
Amortization of regulatory
  assets, net                               (2)      (8)       33       80
Amortization of rate
  reduction bonds                            3       10         4        6
Taxes other than income taxes                4       13         5        4
                                          ----     ----      ----     ----
Total operating expenses                   110       18       247       15
                                          ----     ----      ----     ----

Operating income                             -        -        (2)      (1)
                                          ----     ----      ----     ----

Interest expense, net                       (2)      (6)       (5)      (6)
Other income, net                           (5)     (66)       (9)     (67)
                                          ----     ----      ----     ----
Income before income tax expense            (3)      (6)       (6)      (6)
Income tax expense                          (4)     (20)       (7)     (16)
                                          ----     ----      ----     ----
Net income                                $  1        4%     $  1        1%
                                          ====     ====      ====     ====

Comparison of the Third Quarter of 2003 to the Third Quarter of 2002

Operating Revenues
Operating revenues increased $110 million or 16 percent in the third quarter of 2003, compared with the same period in 2002, primarily due to higher retail revenues resulting from the collection of incremental LMP costs beginning in May 2003 ($69 million) and from higher retail sales ($33 million) which includes a positive adjustment in estimated unbilled revenue of approximately $39 million. Retail sales increased 5.4 percent compared with the same period in 2002 after reflecting adjustments to unbilled sales.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased by $100 million or 25 percent in the third quarter of 2003, compared with the same period in 2002, primarily due to costs associated with SMD ($69 million) and higher standard offer purchased power expense as a result of higher retail sales ($15 million).

Other Operation and Maintenance
Other operation and maintenance (O&M) expenses increased $3 million in the third quarter of 2003, compared with the same period in 2002, primarily due to higher administrative costs ($7 million) resulting from higher health care costs and lower pension income and higher RMR related transmission expense ($3 million), partially offset by lower distribution costs ($5 million).

Depreciation
Depreciation expense increased $2 million primarily due to higher utility plant balances in 2003 resulting from plant additions.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net expense decreased $2 million primarily due to lower amortization of recoverable nuclear costs ($8 million), partially offset by higher amortization related to the recovery of stranded costs ($6 million).

Taxes Other Than Income Taxes
Taxes other than income taxes increased $4 million in the third quarter of 2003 due to the recognition in 2002 of a Connecticut sales and use tax audit settlement ($7 million), partially offset by a payment in 2002 to compensate the Town of Waterford for lost property tax revenue as a result of the sale of Millstone ($3 million).

Interest Expense, Net
Interest expense, net decreased $2 million primarily due to lower interest on rate reduction bonds.

Other Income, Net
Other income, net decreased $5 million primarily due to lower interest and dividend income ($2 million), lower equity in earnings from the nuclear entitlements ($2 million) and lower conservation and load management (C&LM) incentive income ($1 million).

Income Tax Expense
Income tax expense decreased $4 million primarily due to lower taxable income.

Comparison of the First Nine Months of 2003 to the First Nine Months of 2002

Operating Revenues
Operating revenues increased by $245 million or 13 percent in 2003, compared with the same period in 2002, primarily due to higher retail revenues ($179 million) and higher wholesale revenues ($64 million). Retail revenues were higher primarily due to the collection of incremental LMP costs beginning in May 2003 ($99 million) and higher retail sales ($79 million) which includes a positive adjustment in estimated unbilled revenue of approximately $39 million. Retail kilowatt-hour (kWh) sales increased by 4.8 percent in 2003 after reflecting adjustments to unbilled sales. Wholesale revenues were higher primarily due to higher market prices in 2003.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased $170 million or 15 percent in 2003, primarily due to incremental LMP costs which were recovered from customers ($99 million) and higher standard offer purchases as a result of higher retail sales ($42 million).

Other Operation and Maintenance
Other O&M expenses increased by $31 million primarily due to higher administrative costs ($18 million) resulting from higher health care costs and lower pension income, higher RMR related transmission costs ($17 million), higher C&LM expenses ($7 million), partially offset by lower related nuclear expenses ($11 million) as a result of the final DPUC order regarding the CL&P Millstone use of proceeds docket in the first quarter of 2003.

Depreciation
Depreciation expense increased $4 million primarily due to higher utility plant balances in 2003 resulting from plant additions.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net expense increased $33 million primarily due to higher amortization related to the recovery of stranded costs ($63 million), partially offset by lower amortization of recoverable nuclear costs ($30 million).

Taxes Other Than Income Taxes
Taxes other than income taxes increased $5 million primarily due to the recognition in 2002 of a Connecticut sales and use tax audit settlement ($7 million), partially offset by a payment in 2002 to compensate the Town of Waterford for lost property tax revenue as a result of the sale of Millstone ($3 million).

Interest Expense, Net
Interest expense, net decreased $5 million primarily due to lower interest on rate reduction bonds.

Other Income, Net
Other income, net decreased $9 million primarily due to lower interest and dividend income ($3 million), lower equity in earnings from the nuclear entitlements ($3 million) and lower C&LM incentive income ($2 million).

Income Tax Expense
Income tax expense decreased $7 million primarily due to lower taxable income.

LIQUIDITY

CL&P's net cash flows provided by operating activities increased to $385.4 million for the nine months ended September 30, 2003 from $303.2 million for the same period in 2002. Cash flows provided by operating activities increased primarily due to the increase in the amortization of regulatory assets related to the recovery of stranded costs and increases in working capital items, offset by the placing of incremental LMP costs collected into an escrow account beginning in July 2003.

On October 1, 2003, CL&P fixed the interest rate on $62 million of variable-rate tax-exempt borrowings for five years at 3.35 percent.

CL&P's net cash flows used in investing activities increased to $251.9 million for the first nine months of 2003 from $109.6 million for the same period in 2002. The increase is primarily due to higher capital expenditures in 2003 and lower NU system Money Pool borrowings in 2003. CL&P's capital expenditures totaled $224.8 million in the first nine months of 2003 compared to $159.9 million in the first nine months of 2002.

Financing activities decreased in 2003 as a result of the repurchase of common shares in 2002. In the first nine months of 2003, CL&P also repaid $91.6 million of rate reduction bonds.

In the third quarter 2003, Fitch Ratings (Fitch) raised the outlook of CL&P's credit ratings to stable from negative. The change in outlook is a result of Fitch's belief that the risks associated with CL&P's standard offer service contract with NRG had declined.

At September 30, 2003, CL&P had no borrowings outstanding on the Utility Group's $300 million revolving credit line. This credit line expires on November 11, 2003, and management expects to extend this credit line from November 2003 through November 2004.

At September 30, 2003, CL&P had $40 million of accounts receivable and unbilled revenues sold under its arrangement with a financial institution to sell up to $100 million in accounts receivable and unbilled revenues. This arrangement expires in July 2004.

CL&P is seeking approval from its preferred shareholders to permanently amend its charter to eliminate a requirement that unsecured debt represent no more than 10 percent of total capitalization. CL&P is offering its preferred holders a payment of 1 percent of the $116.2 million par value of their shares if the preferred holders vote in favor of the amendment and CL&P implements it. Preferred holders of record as of September 30, 2003, are eligible to vote at a special meeting, which will be held on November 25, 2003. Holders of at least two-thirds of CL&P's approximately 2.3 million shares of preferred stock must vote in favor of the change for it to pass. Management believes that CL&P will benefit from such a change due to increased financial flexibility. In the event that this change fails or if CL&P chooses not to implement it, CL&P is also asking preferred holders to endorse another 10-year waiver that would allow CL&P's unsecured debt to rise to 20 percent of total capitalization. At September 30, 2003, CL&P's unsecured debt represented approximately 3 percent of CL&P's total long-term debt. CL&P preferred holders approved a similar waiver in 1993 that is scheduled to expire in March 2004.

Prior to July 1, 2003, CL&P recovered approximately $30 million of incremental LMP costs from its customers and has withheld payment of these incremental LMP costs from its standard offer service suppliers. This positively impacted CL&P's liquidity. In July 2003, CL&P began depositing new recoveries into an escrow account. Accordingly, further recovery of these costs did not impact CL&P's liquidity. When the LMP dispute is resolved, there will be a negative impact on CL&P's liquidity for the amounts recovered but not deposited into the escrow account, as these amounts are paid to standard offer service suppliers or returned to customers.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                           September 30,    December 31,
                                                               2003             2002
                                                          ---------------- --------------
                                                               (Thousands of Dollars)
ASSETS
------

Current Assets:
  Cash                                                    $       5,782    $       5,319
  Receivables, net                                               68,966           68,204
  Accounts receivable from affiliated companies                     152            9,667
  Unbilled revenues                                              35,450           32,004
  Notes receivable from affiliated companies                        -             23,000
  Fuel, materials and supplies, at average cost                  52,087           49,182
  Prepayments and other                                          17,257           10,032
                                                          -------------    -------------
                                                                179,694          197,408
                                                          -------------    -------------
Property, Plant and Equipment:
  Electric utility                                            1,495,740        1,431,774
  Other                                                           6,180            6,195
                                                          -------------    -------------
                                                              1,501,920        1,437,969
     Less: Accumulated depreciation                             718,860          715,800
                                                          -------------    -------------
                                                                783,060          722,169
  Construction work in progress                                  37,105           50,547
                                                          -------------    -------------
                                                                820,165          772,716
                                                          -------------    -------------
Deferred Debits and Other Assets:
  Regulatory assets                                             972,042        1,026,043
  Other                                                          66,437           92,280
                                                          -------------    -------------
                                                              1,038,479        1,118,323
                                                          -------------    -------------

Total Assets                                              $   2,038,338    $   2,088,447
                                                          =============    =============

The accompanying notes are an integral part of these consolidated financial statements.


PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             September 30,      December 31,
                                                                  2003              2002
                                                            ---------------   ---------------
                                                                 (Thousands of Dollars)
LIABILITIES AND CAPITALIZATION
------------------------------

Current Liabilities:
  Notes payable to affiliated companies                     $       53,500    $          -
  Accounts payable                                                  35,709            54,588
  Accounts payable to affiliated companies                           3,212             4,008
  Accrued taxes                                                     23,222            65,317
  Accrued interest                                                  14,437            11,333
  Unremitted rate reduction bond collections                        12,636            25,555
  Other                                                             17,513            12,674
                                                            --------------    --------------
                                                                   160,229           173,475
                                                            --------------    --------------

Rate Reduction Bonds                                               483,432           510,841
                                                            --------------    --------------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                339,791           359,910
  Accumulated deferred investment tax credits                        2,242             2,680
  Deferred contractual obligations                                  50,790            56,165
  Accrued pension                                                   43,080            37,933
  Other                                                            206,638           218,328
                                                            --------------    --------------
                                                                   642,541           675,016
                                                            --------------    --------------
Capitalization:
  Long-Term Debt                                                   407,285           407,285
                                                            --------------    --------------
  Common Stockholder's Equity:
    Common stock, $1 par value - authorized
     100,000,000 shares; 301 shares outstanding
     in 2003 and 2002                                                  -                 -
    Capital surplus, paid in                                       126,608           126,937
    Retained earnings                                              218,292           194,998
    Accumulated other comprehensive loss                               (49)             (105)
                                                            --------------    --------------
  Common Stockholder's Equity                                      344,851           321,830
                                                            --------------    --------------
Total Capitalization                                               752,136           729,115
                                                            --------------    --------------
Commitments and Contingencies (Note 4)

Total Liabilities and Capitalization                        $    2,038,338    $    2,088,447
                                                            ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.


PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,               September 30,
                                                             --------------------------   -------------------------
                                                                 2003          2002           2003          2002
                                                             --------------------------   -------------------------
                                                             (Thousands of Dollars)


Operating Revenues                                           $   241,829   $   324,818    $   718,988   $   816,113
                                                             -----------   -----------    -----------   -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power                   110,121       190,152        362,581       460,575
     Other                                                        34,874        33,309        100,382        94,315
  Maintenance                                                     13,512        13,342         50,689        45,585
  Depreciation                                                    10,963        10,377         32,290        30,681
  Amortization of regulatory assets, net                          18,264        19,742         22,415        14,532
  Amortization of rate reduction bonds                            10,666         8,071         29,422        34,739
  Taxes other than income taxes                                    8,655         8,896         25,384        27,003
                                                             -----------   -----------    -----------   -----------
    Total operating expenses                                     207,055       283,889        623,163       707,430
                                                             -----------   -----------    -----------   -----------
Operating Income                                                  34,774        40,929         95,825       108,683

Interest Expense:
  Interest on long-term debt                                       3,942         3,895         11,642        12,725
  Interest on rate reduction bonds                                 7,237         7,584         21,981        23,022
  Other interest                                                     313           622            925         1,120
                                                             -----------   -----------    -----------   -----------
    Interest expense, net                                         11,492        12,101         34,548        36,867
                                                             -----------   -----------    -----------   -----------
Other (Loss)/Income, Net                                          (1,186)          231         (3,570)         (887)
                                                             -----------   -----------    -----------   -----------
Income Before Income Tax Expense                                  22,096        29,059         57,707        70,929
Income Tax Expense                                                 9,483         9,577         23,213        24,487
                                                             -----------   -----------    -----------   -----------
Net Income                                                   $    12,613   $    19,482    $    34,494   $    46,442
                                                             ===========   ===========    ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.


PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                            ------------------------------
                                                                                 2003             2002
                                                                            -------------    -------------
                                                                                 (Thousands of Dollars)
Operating activities:
  Net income                                                                 $   34,494       $   46,442
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation                                                                 32,290           30,681
    Deferred income taxes and investment tax credits, net                        (3,602)         (17,446)
    Amortization of recoverable energy costs                                     17,541           12,494
    Amortization of regulatory assets, net                                       22,415           14,532
    Amortization of rate reduction bonds                                         29,422           34,739
    Regulatory recoveries                                                        (1,593)         (25,529)
    Other sources of cash                                                        20,675           22,347
    Other uses of cash                                                          (29,932)         (21,724)
  Changes in current assets and liabilities:
    Receivables and unbilled revenues, net                                        5,307            7,496
    Fuel, materials and supplies                                                 (2,905)           1,520
    Accounts payable                                                            (19,673)         (15,081)
    Accrued taxes                                                               (42,095)          24,963
    Other current assets and liabilities (excludes cash)                        (12,126)          11,365
                                                                            -----------      -----------
Net cash flows provided by operating activities                                  50,218          126,799
                                                                            -----------      -----------

Investing Activities:
  Investments in plant                                                          (77,373)         (75,817)
  NU system Money Pool borrowing/(lending)                                       76,500           (5,800)
  Buyout/buydown of IPP contracts                                               (20,437)          (5,152)
  Other investment activities, net                                               10,316           (8,179)
                                                                            -----------      -----------
Net cash flows used in investing activities                                     (10,994)         (94,948)
                                                                            -----------      -----------

Financing Activities:
  Issuance of rate reduction bonds                                                  -             50,000
  Retirement of rate reduction bonds                                            (27,409)         (38,727)
  Net decrease in short-term debt                                                   -             (5,500)
  Cash dividends on common stock                                                (11,200)         (24,500)
  Other financing activities, net                                                  (152)         (13,885)
                                                                            -----------      -----------
Net cash flows used in financing activities                                     (38,761)         (32,612)
                                                                            -----------      -----------
Net increase/(decrease) in cash                                                     463             (761)
Cash - beginning of period                                                        5,319            1,479
                                                                            -----------      -----------
Cash - end of period                                                        $     5,782      $       718
                                                                            ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.



          PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


PSNH is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the first and second quarter 2003 reports on Form 10-Q, and the NU 2002 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the third quarter of 2003 and for the first nine months of 2003 are provided in the table below.

                                             Income Statement Variances
                                                (Millions of Dollars)
                                                2003 over/(under) 2002
                                        ------------------------------------
                                         Third               Nine
                                        Quarter   Percent   Months   Percent
                                        -------   -------   ------   -------

Operating Revenues                        $(83)     (26)%    $(97)     (12)%

Operating Expenses:
Fuel, purchased and
  net interchange power                    (80)     (42)      (98)     (21)
Other operation                              2        5         6        6
Maintenance                                  -        -         5       11
Depreciation                                 -        -         2        5
Amortization of regulatory
  assets, net                               (1)      (7)        8       54
Amortization of rate
  reduction bonds                            2       32        (5)     (15)
Taxes other than income taxes                -        -        (2)      (6)
                                          ----     ----      ----     ----
Total operating expenses                   (77)     (27)      (84)     (12)
                                          ----     ----      ----     ----
Operating income                            (6)     (15)      (13)     (12)
                                          ----     ----      ----     ----

Interest expense, net                        -        -       (2)       (6)
Other income/(loss), net                    (1)      (a)      (2)       (a)
                                          ----     ----     ----      ----
Income before income tax expense            (7)     (24)     (13)      (19)
Income tax expense                           -        -       (1)       (5)
                                          ----     ----     ----      ----
Net income                                $ (7)     (35)%   $(12)      (26)%
                                          ====     ====     ====      ====

(a) Percent greater than 100.

Comparison of the Third Quarter of 2003 to the Third Quarter of 2002

Operating Revenues
Total operating revenues decreased $83 million or 26 percent in the third quarter of 2003 compared with the same period of 2002, due to lower wholesale revenues primarily due to the impact of the sale of Seabrook ($99 million), partially offset by higher retail revenue ($16 million) which includes a positive adjustment in estimated unbilled revenue of approximately $6 million. Retail kWh sales increased by 4.8 percent in 2003 after reflecting adjustments to unbilled sales.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense decreased $80 million primarily due to lower purchased power expenses as a result of the absence of Seabrook power contract costs and lower wholesale sales.

Other Operation and Maintenance
Other O&M expenses increased $2 million primarily due to higher administrative costs primarily resulting from C&LM programs and low income program costs ($2 million) and higher distribution expenses ($1 million), partially offset by lower fossil production maintenance expense ($1 million).

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net decreased $1 million primarily due to decreased recovery of stranded costs resulting from the reconciliation of actual stranded cost revenues against actual stranded costs.

Amortization of Rate Reduction Bonds
Amortization of rate reduction bonds increased $2 million due to the scheduled repayment of principal.

Comparison of the First Nine Months of 2003 to the First Nine Months of 2002

Operating Revenues
Total operating revenues decreased $97 million or 12 percent in the first nine months of 2003 compared with the same period of 2002, due to lower wholesale revenues ($143 million) primarily due to the impact of the sale of Seabrook, partially offset by higher retail revenue ($47 million) which includes a positive adjustment in estimated unbilled revenue of approximately $6 million. Retail kWh sales increased by 5.5 percent in 2003 after reflecting adjustments to unbilled sales.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense decreased $98 million, primarily due to lower purchased power expenses as a result of the absence of Seabrook power contract costs and lower wholesale sales.

Other Operation and Maintenance
Other O&M expense increased $11 million primarily due to higher administrative costs ($7 million) primarily resulting from C&LM programs and low income program costs and higher fossil production maintenance expenses ($4 million).

Depreciation
Depreciation increased $2 million primarily due to additions to distribution, generation and general plant assets.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net increased $8 million primarily due to increased recovery of stranded costs resulting from the reconciliation of actual stranded cost revenues against actual stranded costs.

Amortization of Rate Reduction Bonds
Amortization of rate reduction bonds decreased $5 million due to the scheduled repayment of principal.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased $2 million primarily due to lower property taxes.

Interest Expense, Net
Interest expense, net decreased $2 million primarily due to lower interest costs associated with the refinancing of the pollution control revenue bonds.

Other Income/(Loss), Net
Other income/(loss), net decreased $2 million primarily due to increased service fees associated with rate reduction bonds and lower gains on the disposition of property in 2003.

Income Tax Expense
Income tax expense decreased $1 million primarily due to lower taxable income.

LIQUIDITY

PSNH's net cash flows provided by operating activities totaled $50.2 million for the nine months ended September 30, 2003, compared with $126.8 million for the same period of 2002. Cash flows provided by operating activities decreased due to changes in working capital items, primarily the payment of taxes on the gain on the sale of Seabrook.

PSNH's net cash flows used in investing activities were $11 million for the nine months ended September 30, 2003 compared with $94.9 million for the same period in 2002. The decrease is primarily due to higher NU system Money Pool borrowings in 2003. PSNH's capital expenditures totaled $77.4 million in the first nine months of 2003 compared to $75.8 million in the first nine months of 2002.

In the first nine months of 2003, PSNH also repaid $27.4 million of rate reduction bonds.

At September 30, 2003, PSNH had no borrowings outstanding on the Utility Group's $300 million revolving credit line. This credit line expires on November 11, 2003, and management expects to extend this credit line from November 2003 through November 2004.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                           September 30,     December 31,
                                                                2003             2002
                                                          --------------    -------------
                                                               (Thousands of Dollars)
ASSETS
------

Current Assets:
  Cash                                                    $            1    $         123
  Receivables, net                                                37,480           42,203
  Accounts receivable from affiliated companies                    2,458            6,354
  Taxes receivable                                                 1,218              -
  Unbilled revenues                                                9,811            8,944
  Fuel, materials and supplies, at average cost                    2,370            1,821
  Prepayments and other                                              967            1,470
                                                          --------------    -------------
                                                                  54,305           60,915
                                                          --------------    -------------
Property, Plant and Equipment:
  Electric utility                                               602,915          590,153
     Less: Accumulated depreciation                              201,984          195,804
                                                          --------------    -------------
                                                                 400,931          394,349
  Construction work in progress                                   16,125           11,860
                                                          --------------    -------------
                                                                 417,056          406,209
                                                          --------------    -------------

Deferred Debits and Other Assets:
  Regulatory assets                                              241,798          283,702
  Prepaid pension                                                 73,321           67,516
  Other                                                           21,011           18,304
                                                          --------------    -------------
                                                                 336,130          369,522
                                                          --------------    -------------

Total Assets                                              $      807,491    $     836,646
                                                          ==============    =============

The accompanying notes are an integral part of these consolidated financial statements.


WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                         September 30,   December 31,
                                                             2003            2002
                                                        --------------   ------------
                                                            (Thousands of Dollars)
LIABILITIES AND CAPITALIZATION
------------------------------

Current Liabilities:
  Notes payable to banks                                $         -     $       7,000
  Notes payable to affiliated companies                        32,200          85,900
  Accounts payable                                             19,106          17,730
  Accounts payable to affiliated companies                     12,088           6,218
  Accrued taxes                                                   412           4,334
  Accrued interest                                              1,045           2,059
  Other                                                        10,097           8,005
                                                        -------------   -------------
                                                               74,948         131,246
                                                        -------------   -------------

Rate Reduction Bonds                                          135,383         142,742
                                                        -------------   -------------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                           208,719         222,065
  Accumulated deferred investment tax credits                   3,410           3,662
  Deferred contractual obligations                             57,804          63,767
  Other                                                        16,467          13,213
                                                        -------------   -------------
                                                              286,400         302,707
                                                        -------------   -------------
Capitalization:
  Long-Term Debt                                              157,077         101,991
                                                        -------------   -------------
  Common Stockholder's Equity:
    Common stock, $25 par value - authorized
     1,072,471 shares; 434,653 shares outstanding
     in 2003 and 2002                                          10,866          10,866
    Capital surplus, paid in                                   69,568          69,712
    Retained earnings                                          73,317          77,476
    Accumulated other comprehensive loss                          (68)            (94)
                                                        -------------   -------------
  Common Stockholder's Equity                                 153,683         157,960
                                                        -------------   -------------
Total Capitalization                                          310,760         259,951
                                                        -------------   -------------

Commitments and Contingencies (Note 4)

Total Liabilities and Capitalization                    $     807,491   $     836,646
                                                        =============   =============

The accompanying notes are an integral part of these consolidated financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended           Nine Months Ended
                                                         September 30,                September 30,
                                                  --------------------------   -------------------------
                                                      2003          2002           2003          2002
                                                  -----------   ------------   -----------   -----------
                                                                  (Thousands of Dollars)

Operating Revenues                                $   103,365   $    95,684    $   297,816   $   278,880
                                                  -----------   -----------    -----------   -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power         52,194        46,927        150,361       140,510
     Other                                             16,070        12,516         43,611        37,083
  Maintenance                                           3,785         3,798         10,378        10,029
  Depreciation                                          3,544         3,415         10,530        11,038
  Amortization of regulatory assets, net               10,647        12,092         32,819        26,277
  Amortization of rate reduction bonds                  2,399         2,189          7,327         7,080
  Taxes other than income taxes                         3,134         2,223          8,943         7,966
                                                  -----------   -----------    -----------   -----------
        Total operating expenses                       91,773        83,160        263,969       239,983
                                                  -----------   -----------    -----------   -----------
Operating Income                                       11,592        12,524         33,847        38,897

Interest Expense:
  Interest on long-term debt                              767           880          2,303         2,172
  Interest on rate reduction bonds                      2,228         2,379          6,803         7,245
  Other interest                                          127           542            848         1,377
                                                  -----------   -----------    -----------   -----------
     Interest expense, net                              3,122         3,801          9,954        10,794
                                                  -----------   -----------    -----------   -----------
Other Income/(Loss), Net                                1,213           742            986        (2,342)
                                                  -----------   -----------    -----------   -----------
Income Before Income Tax Expense/(Benefit)              9,683         9,465         24,879        25,761
Income Tax Expense/(Benefit)                            4,488         4,735         11,030        (1,181)
                                                  -----------   -----------    -----------   -----------
Net Income                                        $     5,195   $     4,730    $    13,849   $    26,942
                                                  ===========   ===========    ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.


WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                            ------------------------------
                                                                                 2003             2002
                                                                            ------------       -----------
                                                                                (Thousands of Dollars)
Operating Activities:
  Net income                                                                 $   13,849         $   26,942
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation                                                                 10,530             11,038
    Deferred income taxes and investment tax credits, net                       (11,272)           (19,312)
    Amortization of recoverable energy costs                                        448                322
    Amortization of regulatory assets, net                                       32,819             26,277
    Amortization of rate reduction bonds                                          7,327              7,080
    Prepaid pension                                                              (5,805)           (10,264)
    Regulatory recoveries                                                         2,879              8,849
    Other sources of cash                                                         1,800             16,580
    Other uses of cash                                                          (11,183)           (35,675)
  Changes in current assets and liabilities:
    Receivables and unbilled revenues, net                                        7,752              9,771
    Fuel, materials and supplies                                                   (548)              (232)
    Accounts payable                                                              7,246            (23,839)
    Accrued taxes                                                                (3,922)             1,089
    Other current assets and liabilities (excludes cash)                            384              2,039
                                                                             ----------         ----------
Net cash flows provided by operating activities                                  52,304             20,665
                                                                             ----------         ----------
Investing Activities:
  Investments in plant                                                          (20,661)           (14,739)
  NU system Money Pool (lending)/borrowing                                      (53,700)            20,500
  Other investment activities, net                                                 (676)             1,334
                                                                             ----------         ----------
Net cash flows (used in)/provided by investing activities                       (75,037)             7,095
                                                                             ----------         ----------
Financing Activities:
  Issuance of long-term debt                                                     55,000                -
  Repurchase of common shares                                                       -              (13,999)
  Retirement of rate reduction bonds                                             (7,359)            (7,337)
  Net (decrease)/increase in short-term debt                                     (7,000)             5,000
  Cash dividends on common stock                                                (18,008)           (12,005)
  Other financing activities, net                                                   (22)               (17)
                                                                             ----------         ----------
Net cash flows provided by/(used in) financing activities                        22,611            (28,358)
                                                                             ----------         ----------
Net decrease in cash                                                               (122)              (598)
Cash - beginning of period                                                          123                599
                                                                             ----------         ----------
Cash - end of period                                                         $        1         $        1
                                                                             ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.



            WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


WMECO is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the first and second quarter 2003 reports on Form 10-Q, the NU 2002 Form 10-K, and the current report on Form 8-K dated September 30, 2003.

RESULTS OF OPERATIONS

The components of significant income statement variances for the third quarter of 2003 and the first nine months of 2003 are provided in the table below.

                                             Income Statement Variances
                                                (Millions of Dollars)
                                                2003 over/(under) 2002
                                        ------------------------------------
                                         Third               Nine
                                        Quarter   Percent   Months   Percent
                                        -------   -------   ------   -------

Operating Revenues                       $  8         8%     $ 19        7%

Operating Expenses:
Fuel, purchased and
  net interchange power                     5        11        10        7
Other operation                             4        28         7       18
Maintenance                                 -         -         -        -
Depreciation                                -         -        (1)      (5)
Amortization of regulatory
  assets, net                              (1)      (12)        7       25
Amortization of rate
  reduction bonds                           -         -         -        -
Taxes other than income taxes               1        41         1       12
                                         ----      ----      ----     ----
Total operating expenses                    9        10        24       10
                                         ----      ----      ----     ----

Operating income                           (1)       (7)       (5)     (13)
                                         ----      ----      ----     ----

Interest expense, net                      (1)      (18)       (1)      (8)
Other income/(loss), net                    -         -         3       (a)
                                         ----      ----      ----     ----
Income before income tax
  expense/(benefit)                         -         -        (1)      (3)
Income tax expense/(benefit)                -         -        12       (a)
                                         ----      ----      ----     ----
Net income                               $  -         -%     $(13)     (49)%
                                         ====      ====      ====     ====

(a)  Percent greater than 100.

Comparison of the Third Quarter of 2003 to the Third Quarter of 2002

Operating Revenues
Operating revenues increased $8 million or 8 percent in 2003, compared with the same period in 2002, due to higher retail revenues ($7 million) and higher wholesale revenues ($1 million). Retail revenues were higher primarily due to an increase in the standard offer component of retail delivery rates and higher retail sales which includes a positive adjustment
in estimated unbilled revenue of approximately $2 million.   Retail kWh sales
were 1.9 percent higher after reflecting adjustments to unbilled sales.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased $5 million primarily due to higher standard offer purchases as a result of the higher standard offer contract costs and the retail sales increase.

Other Operation
Other operation expenses increased $4 million primarily due to higher general and administrative expenses resulting from higher health care costs and lower pension income.

Comparison of the First Nine Months of 2003 to the First Nine Months of 2002

Operating Revenues
Operating revenues increased by $19 million or 7 percent in 2003, compared with the same period in 2002, due to higher retail revenues ($13 million) and higher wholesale revenues ($6 million). Retail revenues were higher primarily due to an increase in the standard offer component of retail delivery rates and higher retail sales which includes a positive adjustment in estimated unbilled revenue of approximately $2 million. Retail kWh sales were 3.9 percent higher after reflecting adjustments to unbilled sales. Wholesale revenues were higher primarily due to higher wholesale sales.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased $10 million primarily due to higher standard offer purchases as a result of the retail sales increase and the higher standard offer contract costs.

Other Operation
Other operation expenses increased $6 million primarily due to higher general and administrative expenses resulting from higher health care costs and lower pension income.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net expense increased $7 million primarily due to the higher recovery of stranded costs.

Other Income/(Loss), Net
Other income/(loss), net increased $3 million primarily due to the 2002 adjustment to the gain from the 1999 sale of the fossil units as a result of a DTE decision in the annual stranded cost reconciliation filing for the period ended December 31, 1999.

Income Tax Expense/(Benefit)
Income tax expense/(benefit) increased $12 million primarily due to the recognition in 2002 of investment tax credits as a result of a 2002 DTE decision.

LIQUIDITY

WMECO's net cash flows provided by operating activities increased to $52.3 million for the first nine months of 2003 from $20.7 million for the same period of 2002. Net cash flows provided by operating activities increased primarily due to changes in working capital items, primarily accounts payable.

On September 30, 2003, WMECO issued $55 million of ten-year 5 percent notes, the proceeds from which WMECO used to repay a similar level of borrowings from the NU system Money Pool.

WMECO's net cash flows used in investing activities were $75 million for the nine months ended September 30, 2003, compared with net cash flows provided by investing activities of $7.1 million for the same period of 2002. The change is primarily due to lower NU system Money Pool borrowings in 2003. WMECO's capital expenditures totaled $20.7 million in the first nine months of 2003 compared to $14.7 million in the first nine months of 2002.

In the first nine months of 2003, WMECO also repaid $7.4 million of rate reduction bonds.

At September 30, 2003, WMECO had no borrowings outstanding on the Utility Group's $300 million revolving credit line. This credit line expires on November 11, 2003, and management expects to extend this credit line from November 2003 through November 2004.

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


                        PART II.   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

1.   Consolidated Edison, Inc. v. NU - Merger Appeals and Related Litigation
     - United States District Court Litigation

This litigation consists of the consolidated civil lawsuits filed in the United States District Court for the Southern District of New York (District Court) by Consolidated Edison, Inc. (Con Edison) and NU regarding the parties October 19, 1999 Agreement and Plan of Merger, as amended and restated as of January 11, 2000 (Merger Agreement). In its amended complaint, Con Edison alleges that NU failed to perform material obligations under the Merger Agreement, that there has been a "Material Adverse Change" with respect to NU and that certain conditions precedent to Con Edison's obligation to merge with NU have not been and cannot be satisfied. (Con Edison's amended complaint further asserts claims for fraud and negligent misrepresentation which were dismissed on summary judgment on March 15, 2003.) In its counterclaim, NU seeks damages in excess of $1 billion alleging that Con Edison is in material breach of the Merger Agreement based on its repudiation thereof and its refusal to proceed with the merger.

As of June 19, 2003, the parties' motions in limine in the District Court case were fully briefed and are now pending before the District Court. Con Edison's July 1, 2003 motion to dismiss NU's "lost premium" counterclaim has also been fully briefed and is pending. On July 24, 2003, Robert Rimkoski filed a motion to intervene. On August 7, 2003, NU filed a brief in opposition to Mr. Rimkoski's motion to intervene. The motions in limine, motion to dismiss and motion to intervene are scheduled to be heard by the District Court on November 7, 2003.

2.   NRG - Credit Rating Status

On May 14, 2003, NRG and various affiliates filed for Chapter 11 protection in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). The filing affects various relationships between NU companies and NRG.

A.   CL&P Standard Offer Contract

NRG's May 14, 2003, bankruptcy filing included a request by NRG Power Marketing, Inc. (NRG-PM) to terminate service to CL&P under its standard offer supply agreement (SOS Agreement). The Bankruptcy Court authorized NRG-PM to reject the SOS Agreement, but the FERC directed NRG-PM to continue to perform under its SOS Agreement until the FERC fully considers the matter.

Subsequently, the U.S. District Court for the Southern District of New York issued a ruling deferring to the FERC on this matter. On July 18, 2003, NRG-PM and the Creditors Committee filed an appeal with the U.S. Court of Appeals for the Second Circuit to enjoin the FERC order; this appeal is currently pending. On August 15, 2003, the FERC issued an order stating that NRG-PM had failed to demonstrate that premature termination of its SOS Agreement with CL&P would be in the public interest and, therefore, NRG-PM must continue to perform under the SOS Agreement.

On September 15, 2003, NRG-PM and the Official Committee of Unsecured Creditors for NRG and its debtor subsidiaries (Committee) requested rehearing of the FERC's August 15, 2003, order and the FERC has not yet acted on that request. NRG-PM and the Committee also have filed appeals of the FERC's June 25, 2003 order and August 15, 2003 order denying rehearing with the D.C. District Court of Appeals.

B.   Station Service

NRG has disputed its responsibility to pay for the provision of station service by CL&P to NRG's Connecticut generating plants. The FERC issued a decision on December 20, 2002, that NRG had agreed that station service from CL&P would be subject to CL&P's applicable retail rates, and that states have jurisdiction over the delivery of power to end users even where, as here, power is not delivered via distribution facilities. NRG refused CL&P's subsequent demand for payment, and on April 3, 2003, CL&P petitioned the DPUC for a declaratory order enforcing the FERC's December 20, 2002, decision.
The DPUC proceeding was subsequently stayed due to the bankruptcy filing.

On September 18, 2003, the Bankruptcy Court approved the parties' stipulation to submit the station service issue to arbitration for a determination of liability and damages which will fix CL&P's claim in bankruptcy.

For additional information on certain matters involving NRG and its affiliates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4B, "NRG Energy, Inc. Exposures," within the notes to the consolidated financial statements in this combined report on Form 10-Q; "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 1. Legal Proceedings" in NU's report on Form 10-Q for the quarters ended March 31, 2003, and June 30, 2003, and "Part I, Item 1. Business - Rates and Electric Industry Restructuring - Connecticut" and "Part I, Item 3. Legal Proceedings" in NU's 2003 annual report on Form 10-K.

3.   Connecticut Yankee Atomic Power Company Decommissioning Dispute

On June 13, 2003, CYAPC gave notice of the termination of its contract with Bechtel for the decommissioning of the Connecticut Yankee nuclear power plant. CYAPC terminated the contract, after the failure of settlement discussions that occurred over an eight month period, due to Bechtel's history of incomplete and untimely performance and refusal to perform remaining decommissioning work. Under the agreement, Bechtel had 30 days to remedy its defaults before the termination became effective.

On June 23, 2003, Bechtel filed a complaint against CYAPC in Connecticut Superior Court in Middletown, Connecticut. Bechtel's complaint asserts a number of claims and seeks a variety of remedies, including monetary and punitive damages and rescission of the contract. Bechtel has since amended its complaint to add claims for wrongful termination.

On August 22, 2003, CYAPC filed its answer and counterclaims, including counts for breach of contract, negligent misrepresentation and breach of duty of good faith and fair dealing. Bechtel has departed the site and the decommissioning responsibility has been transitioned to CYAPC, which has recommenced the decommissioning process.

NU's electric operating subsidiaries collectively own 49.0 percent of CYAPC, as follows: CL&P - 34.5 percent, PSNH - 5.0 percent and WMECO - 9.5 percent.

For further information relating to this proceeding, see Note 4D, "Deferred Contractual Obligation - Connecticut Yankee Atomic Power Company (CYAPC) Decommissioning Dispute," within the notes to the consolidated financial statements in this combined report of Form 10-Q.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits (NU)

     Exhibit No.    Description
     -----------    -----------

     15             Deloitte & Touche LLP Letter Regarding Unaudited Financial
                    Information

     31 Certification of Michael G. Morris, Chairman, President and Chief Executive Officer of Northeast Utilities, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003

     31.1 Certification of John H. Forsgren, Vice Chairman, Executive Vice President and Chief Financial Officer of Northeast Utilities, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003

     32 Certification of Michael G. Morris, Chairman, President and Chief Executive Officer of Northeast Utilities and John H. Forsgren, Vice Chairman, Executive Vice President and Chief Financial Officer of Northeast Utilities, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003

(a)  Listing of Exhibits (CL&P)

     4.2.7.5 Compensation and Multiannual Mode Agreement among the Connecticut Development Authority, The Connecticut Light and Power Company and BNY Capital Markets, Inc. dated September 23, 2003

     4.2.8.2 Amendment No. 3 to the Amended and Restated Receivables Purchase and Sales Agreement dated as of July 9, 2003 (CL&P and CRC)

     31 Certification of Cheryl W. Grise, Chief Executive Officer of The Connecticut Light and Power Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003

     31.1 Certification of John H. Forsgren, Executive Vice President and Chief Financial Officer of The Connecticut Light and Power Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003

     32 Certification of Cheryl W. Grise, Chief Executive Officer of The Connecticut Light and Power Company and John H. Forsgren, Executive Vice President and Chief Financial Officer of The Connecticut Light and Power Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003

(a)  Listing of Exhibits (PSNH)

     31 Certification of Cheryl W. Grise, Chief Executive Officer of Public Service Company of New Hampshire, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003

     31.1 Certification of John H. Forsgren, Executive Vice President and Chief Financial Officer of Public Service Company of New Hampshire, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003

     32 Certification of Cheryl W. Grise, Chief Executive Officer of Public Service Company of New Hampshire and John H. Forsgren, Executive Vice President and Chief Financial Officer of Public Service Company of New Hampshire, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003

(a)  Listing of Exhibits (WMECO)

     4.4.3 Underwriting Agreement between WMECO and the Underwriters named therein, dated September 25, 2003 (Exhibit 99.1, WMECO Form 8-K filed October 8, 2003, File No. 0-7624)

     4.4.4 Indenture Agreement between WMECO and the Bank of New York, as Trustee, dated as of September 1, 2003 (Exhibit 99.2, WMECO Form 8-K filed October 8, 2003, File No. 0-
                    7624)

     4.4.5 First Supplemental Indenture Agreement between WMECO and the Bank of New York, as Trustee, dated as of September 1, 2003 (Exhibit 99.3, WMECO Form 8-K filed October 8, 2003, File No. 0-7624)

     31             Certification of Cheryl W. Grise, Chief Executive
                    Officer of Western Massachusetts Electric Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003

     31.1 Certification of John H. Forsgren, Executive Vice President and Chief Financial Officer of Western Massachusetts Electric Company, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003

     32 Certification of Cheryl W. Grise, Chief Executive Officer of Western Massachusetts Electric Company and John H. Forsgren, Executive Vice President and Chief Financial Officer of Western Massachusetts Electric Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003

(b)  Reports on Form 8-K:

     WMECO filed a current report on Form 8-K dated September 30, 2003, disclosing:

     o The completion of the issuance and sale to the public of $55 million of 5 percent Senior Notes, Series A, due 2013.



                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        NORTHEAST UTILITIES
                                        -------------------
                                            Registrant



Date:  November 7, 2003        By  /s/ John H. Forsgren
       ----------------            -------------------------------------
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


                              THE CONNECTICUT LIGHT AND POWER COMPANY
                              ---------------------------------------
                                           Registrant



Date:  November 7, 2003        By  /s/ John H.Forsgren
       ----------------            -------------------------------------
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


                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                              ---------------------------------------
                                           Registrant



Date:  November 7, 2003        By  /s/ John H. Forsgren
       ----------------            -------------------------------------
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


                                WESTERN MASSACHUSETTS ELECTRIC COMPANY
                                --------------------------------------
                                              Registrant



Date:  November 7, 2003        By  /s/ John H. Forsgren
       ----------------            -------------------------------------
                                       John H. Forsgren
                                       Executive Vice President
                                       and Chief Financial Officer
                                       (for the Registrant and as
                                       Principal Financial Officer)