Form 10-Q
period 2004-03-31
CONNECTICUT LIGHT & POWER CO; NORTHEAST UTILITIES SYSTEM; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2004-05-07
CIK 23426, 72741, 106170, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004
                                               --------------

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

                                             Yes  X              No
                                                 ---                ---

Indicate by check mark whether the following registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act):

Northeast Utilities                          Yes  X              No
                                                 ---                ---
The Connecticut Light and Power Company      Yes                 No  X
                                                 ---                ---
Public Service Company of New Hampshire      Yes                 No  X
                                                 ---                ---
Western Massachusetts Electric Company       Yes                 No  X
                                                 ---                ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock                       Outstanding at April 30, 2004
------------------------                       -----------------------------
Northeast Utilities
Common shares, $5.00 par value                 127,981,582 shares

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

Public Service Company of New Hampshire
Common stock, $1.00 par value                  301 shares

Western Massachusetts Electric Company
Common stock, $25.00 par value                 434,653 shares




                              GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found in this report:

NU COMPANIES OR SEGMENTS

CL&P..........................  The Connecticut Light and Power Company
CRC...........................  CL&P Receivables Corporation
HWP...........................  Holyoke Water Power Company
NGC...........................  Northeast Generation Company
NGS...........................  Northeast Generation Services Company
NU or the company.............  Northeast Utilities
NU Enterprises................  NU's competitive subsidiaries comprised of
                                Select Energy, NGC, SESI, NGS, HWP, and Woods Network. For further information, see Note 8, "Segment Information," to the consolidated financial statements.
PSNH..........................  Public Service Company of New Hampshire
RMS...........................  R. M. Services, Inc.
Select Energy.................  Select Energy, Inc. (including its wholly owned subsidiary SENY)
SENY..........................  Select Energy New York, Inc.
SESI..........................  Select Energy Services, Inc.
Utility Group.................  NU's regulated utilities comprised of CL&P,
                                PSNH, WMECO, and Yankee Gas.  For further
                                information, see Note 8, "Segment Information," to the consolidated financial statements.
WMECO.........................  Western Massachusetts Electric Company
Woods Network.................  Woods Network Services, Inc.
Yankee........................  Yankee Energy System, Inc.
Yankee Gas....................  Yankee Gas Services Company

THIRD PARTIES

Bechtel.......................  Bechtel Power Corporation
CYAPC.........................  Connecticut Yankee Atomic Power Company
NRG...........................  NRG Energy, Inc.

REGULATORS

CSC...........................  Connecticut Siting Council
DPUC..........................  Connecticut Department of
                                Public Utility Control
DTE...........................  Massachusetts Department of
                                Telecommunications and Energy
FERC..........................  Federal Energy Regulatory Commission
NHPUC.........................  New Hampshire Public Utilities Commission
SEC...........................  Securities and Exchange Commission

OTHER

Act, the......................  Public Act No. 03-135
CTA...........................  Competitive Transition Assessment
EPS...........................  Earnings per Share
FASB..........................  Financial Accounting Standards Board
FIN...........................  FASB Interpretation
FMCC..........................  Federally Mandated Congestion Costs
FSP...........................  FASB Staff Position
GSC...........................  Generation Service Charge
IERM..........................  Infrastructure Expansion Rate Mechanism
Incentive Plan................  Northeast Utilities Incentive Plan
ISO-NE........................  New England Independent System Operator
kWh...........................  Kilowatt-hour
LMP...........................  Locational Marginal Pricing
LOCs..........................  Letters of Credit
MW............................  Megawatts
NU 2003 Form 10-K.............  The Northeast Utilities and Subsidiaries
                                combined 2003 Form 10-K as filed with the SEC
NYMEX.........................  New York Mercantile Exchange
Restructuring
  Settlement..................  "Agreement to Settle PSNH Restructuring"
ROE...........................  Return on Equity
RTO...........................  Regional Transmission Organization
S&P...........................  Standard & Poor's
SBC...........................  System Benefits Charge
SCRC..........................  Stranded Cost Recovery Charge
SFAS..........................  Statement of Financial Accounting Standards
SMD...........................  Standard Market Design
TSO...........................  Transitional Standard Offer
VIE...........................  Variable Interest Entity



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

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations

          For the following companies:

          Northeast Utilities and Subsidiaries

               Consolidated Balance Sheets - (Unaudited)
               March 31, 2004 and December 31, 2003.................        2

               Consolidated Statements of Income - (Unaudited)
               Three Months Ended March 31, 2004 and 2003...........        4

               Consolidated Statements of Cash Flows - (Unaudited)
               Three Months Ended March 31, 2004 and 2003...........        5

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations........        6

          Independent Accountants' Report...........................       25

          Notes to Consolidated Financial Statements
          (unaudited - all companies)...............................       26

          The Connecticut Light and Power Company
          and Subsidiaries

               Consolidated Balance Sheets - (Unaudited)
               March 31, 2004 and December 31, 2003.................       52

               Consolidated Statements of Income - (Unaudited)
               Three Months Ended March 31, 2004 and 2003...........       54

               Consolidated Statements of Cash Flows - (Unaudited)
               Three Months Ended March 31, 2004 and 2003...........       55

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations........       56

          Public Service Company of New Hampshire
          and Subsidiaries

               Consolidated Balance Sheets - (Unaudited)
               March 31, 2004 and December 31, 2003.................       60

               Consolidated Statements of Income - (Unaudited)
               Three Months Ended March 31, 2004 and 2003...........       62

               Consolidated Statements of Cash Flows - (Unaudited)
               Three Months Ended March 31, 2004 and 2003...........       63

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations........       64

          Western Massachusetts Electric Company
          and Subsidiary

               Consolidated Balance Sheets - (Unaudited)
               March 31, 2004 and December 31, 2003.................       68

               Consolidated Statements of Income - (Unaudited)
               Three Months Ended March 31, 2004 and 2003...........       70

               Consolidated Statements of Cash Flows - (Unaudited)
               Three Months Ended March 31, 2004 and 2003...........       71

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations........       72

     Item 3.   Quantitative and Qualitative
               Disclosures About Market Risk........................       74

     Item 4.   Controls and Procedures..............................       76

Part II.  Other Information

     Item 1.   Legal Proceedings....................................       77

     Item 2.   Changes in Securities, Use of Proceeds
               and Issuer Purchases of Equity Securities............       78

     Item 6.   Exhibits and Reports on Form 8-K.....................       79

Signatures..........................................................       82



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                              March 31,        December 31,
                                                                2004               2003
                                                           --------------     --------------
                                                                (Thousands of Dollars)
ASSETS
------

Current Assets:
  Cash and cash equivalents                               $        76,050    $        37,196
  Unrestricted cash from counterparties                            70,905             46,496
  Restricted cash - LMP costs                                     123,681             93,630
  Special deposits                                                 35,477             79,120
  Investments in securitizable assets                             186,821            166,465
  Receivables, net                                                727,378            704,893
  Unbilled revenues                                               117,121            125,881
  Fuel, materials and supplies, at average cost                   122,487            154,076
  Derivative assets                                               426,660            301,194
  Prepayments and other                                            57,413             63,780
                                                          ---------------    ---------------
                                                                1,943,993          1,772,731
                                                          ---------------    ---------------
Property, Plant and Equipment:
  Electric utility                                              5,556,220          5,465,854
  Gas utility                                                     757,869            743,990
  Competitive energy                                              888,700            885,953
  Other                                                           224,972            221,986
                                                          ---------------    ---------------
                                                                7,427,761          7,317,783
    Less: Accumulated depreciation                              2,283,625          2,244,263
                                                          ---------------    ---------------
                                                                5,144,136          5,073,520
  Construction work in progress                                   375,262            356,396
                                                          ---------------    ---------------
                                                                5,519,398          5,429,916
                                                          ---------------    ---------------
Deferred Debits and Other Assets:
  Regulatory assets                                             2,921,973          2,974,022
  Goodwill                                                        319,986            319,986
  Purchased intangible assets, net                                 22,054             22,956
  Prepaid pension                                                 359,982            360,706
  Other                                                           451,364            428,567
                                                          ---------------    ---------------
                                                                4,075,359          4,106,237
                                                          ---------------    ---------------


Total Assets                                              $    11,538,750    $    11,308,884
                                                          ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.


NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                               March 31,        December 31,
                                                                 2004               2003
                                                            --------------     --------------
                                                                 (Thousands of Dollars)
LIABILITIES AND CAPITALIZATION
------------------------------

Current Liabilities:
  Notes payable to banks                                   $        10,000    $       105,000
  Long-term debt - current portion                                  67,676             64,936
  Accounts payable                                                 839,865            768,783
  Accrued taxes                                                     66,192             51,598
  Accrued interest                                                  58,123             41,653
  Derivative liabilities                                           228,510            164,689
  Other                                                            238,975            249,576
                                                           ---------------    ---------------
                                                                 1,509,341          1,446,235
                                                           ---------------    ---------------

Rate Reduction Bonds                                             1,682,500          1,729,960
                                                           ---------------    ---------------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                              1,313,425          1,287,354
  Accumulated deferred investment tax credits                      101,714            102,652
  Deferred contractual obligations                                 455,995            469,218
  Regulatory liabilities                                         1,218,243          1,164,288
  Other                                                            243,239            247,526
                                                           ---------------    ---------------
                                                                 3,332,616          3,271,038
                                                           ---------------    ---------------
Capitalization:
  Long-Term Debt                                                 2,564,737          2,481,331
                                                           ---------------    ---------------

  Preferred Stock of Subsidiaries - Non-Redeemable                 116,200            116,200
                                                           ---------------    ---------------

  Common Shareholders' Equity:
    Common shares, $5 par value - authorized
     225,000,000 shares;  150,562,489 shares issued
     and 127,942,036 shares outstanding in 2004 and
     150,398,403 shares issued and 127,695,999 shares
     outstanding in 2003                                           752,812            751,992
    Capital surplus, paid in                                     1,110,094          1,108,924
    Deferred contribution plan - employee stock
      ownership plan                                               (70,665)           (73,694)
    Retained earnings                                              857,197            808,932
    Accumulated other comprehensive income                          42,857             25,991
    Treasury stock, 19,566,929 shares in 2004
      and 19,518,023 shares in 2003                               (358,939)          (358,025)
                                                           ---------------    ---------------
  Common Shareholders' Equity                                    2,333,356          2,264,120
                                                           ---------------    ---------------
Total Capitalization                                             5,014,293          4,861,651
                                                           ---------------    ---------------
Commitments and Contingencies (Note 4)

Total Liabilities and Capitalization                       $    11,538,750    $    11,308,884
                                                           ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.


NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                         ---------------------------------
                                                               2004               2003
                                                         --------------     --------------
                                                               (Thousands of Dollars,
                                                              except share information)

Operating Revenues                                       $    1,838,287     $    1,584,183
                                                         --------------     --------------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power                1,176,215            965,041
     Other                                                      227,621            189,272
  Maintenance                                                    57,211             45,892
  Depreciation                                                   54,573             49,473
  Amortization                                                   29,291             57,299
  Amortization of rate reduction bonds                           42,999             39,200
  Taxes other than income taxes                                  77,589             73,974
                                                         --------------     --------------
       Total operating expenses                               1,665,499          1,420,151
                                                         --------------     --------------
Operating Income                                                172,788            164,032

Interest Expense:
  Interest on long-term debt                                     32,738             32,940
  Interest on rate reduction bonds                               25,695             27,861
  Other interest                                                  4,347              2,744
                                                         --------------     --------------
       Interest expense, net                                     62,780             63,545
                                                         --------------     --------------
Other Income, Net                                                 1,687                576
                                                         --------------     --------------
Income Before Income Tax Expense                                111,695            101,063
Income Tax Expense                                               42,863             39,469
                                                         --------------     --------------
Income Before Preferred Dividends of Subsidiaries                68,832             61,594
Preferred Dividends of Subsidiaries                               1,390              1,390
                                                         --------------     --------------
Net Income                                               $       67,442     $       60,204
                                                         ==============     ==============

Basic and Fully Diluted Earnings Per Common Share        $         0.53     $         0.47
                                                         ==============     ==============
Basic Common Shares Outstanding (average)                   127,879,766        127,013,678
                                                         ==============     ==============
Fully Diluted Common Shares Outstanding (average)           128,061,086        127,111,272
                                                         ==============     ==============

The accompanying notes are an integral part of these consolidated financial statements.


NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                            -------------------------------
                                                                                 2004               2003
                                                                            -------------      ------------
                                                                                 (Thousands of Dollars)
Operating Activities:
  Income before preferred dividends of subsidiaries                         $      68,832       $     61,594
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation                                                                   54,573             49,473
    Deferred income taxes and investment tax credits, net                          20,028            (22,468)
    Amortization                                                                   29,291             57,299
    Amortization of rate reduction bonds                                           42,999             39,200
    Amortization of recoverable energy costs                                       10,189              6,269
    Increase/(decrease) in prepaid pension                                            724             (7,650)
    Regulatory overrecoveries                                                      13,670             54,301
    Other sources of cash                                                           9,884              9,737
    Other uses of cash                                                            (42,504)           (46,365)
  Changes in current assets and liabilities:
    Restricted cash - LMP costs                                                   (30,051)              -
    Unrestricted cash from counterparties                                         (24,409)           (17,936)
    Receivables and unbilled revenues, net                                        (13,725)            74,564
    Fuel, materials and supplies                                                   31,589              8,622
    Investments in securitizable assets                                           (20,356)            23,149
    Other current assets                                                          (67,493)           (87,989)
    Accounts payable                                                               71,082            (88,484)
    Accrued taxes                                                                  14,594            (56,908)
    Other current liabilities                                                      87,245             69,338
                                                                            -------------       ------------
Net cash flows provided by operating activities                                   256,162            125,746
                                                                            -------------       ------------

Investing Activities:
  Investments in plant:
    Electric, gas and other utility plant                                        (132,073)           (91,808)
    Competitive energy assets                                                      (5,697)            (4,984)
                                                                            -------------       ------------
  Cash flows used for investments in plant                                       (137,770)           (96,792)
  Other investment activities                                                       6,087              6,571
                                                                            -------------       ------------
Net cash flows used in investing activities                                      (131,683)           (90,221)
                                                                            -------------       ------------

Financing Activities:
  Issuance of common shares                                                         2,522              6,979
  Repurchase of common shares                                                        (915)           (23,209)
  Issuance of long-term debt                                                       82,438             44,338
  Retirement of rate reduction bonds                                              (47,460)           (42,901)
  (Decrease)/increase in short-term debt                                          (95,000)            39,000
  Reacquisitions and retirements of long-term debt                                 (6,405)           (14,324)
  Cash dividends on preferred stock of subsidiaries                                (1,390)            (1,390)
  Cash dividends on common shares                                                 (19,177)           (17,469)
  Other financing activities                                                         (238)              (204)
                                                                            -------------       ------------
Net cash flows used in financing activities                                       (85,625)            (9,180)
                                                                            -------------       ------------
Net increase in cash and cash equivalents                                          38,854             26,345
Cash and cash equivalents - beginning of period                                    37,196             54,678
                                                                            -------------       ------------
Cash and cash equivalents - end of period                                   $      76,050       $     81,023
                                                                            =============       ============

The accompanying notes are an integral part of these consolidated financial statements.



                   NORTHEAST UTILITIES AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


This discussion should be read in conjunction with the consolidated financial statements and footnotes in this Form 10-Q, current reports on Form 8-K dated January 22, 2004 and March 30, 2004, and the NU 2003 Form 10-K. All per share amounts are reported on a fully diluted basis.

FINANCIAL CONDITION AND BUSINESS ANALYSIS

Overview
--------

Consolidated Results: Northeast Utilities (NU or the company) earned $67.4 million, or $0.53 per share, in the first quarter of 2004, compared with earnings of $60.2 million, or $0.47 per share, in the first quarter of 2003. Higher first quarter earnings in 2004 were primarily a result of improved results at NU Enterprises. NU Enterprises earned $18.8 million in the first quarter of 2004, compared with $5.2 million in the first quarter of 2003.

NU's revenues in the first quarter of 2004 increased to $1.8 billion from $1.6 billion in the same period of 2003. The increase in revenues primarily was due to an increase in revenues at NU Enterprises' merchant energy business segment and an increase in Utility Group retail electric rates and sales.

NU Enterprises: NU Enterprises, Inc. is the parent company of Select Energy, Inc. (Select Energy), Northeast Generation Company (NGC), Select Energy Services, Inc. (SESI), Northeast Generation Services Company (NGS), and their respective subsidiaries, and Woods Network Services, Inc. (Woods Network), all of which are collectively referred to as "NU Enterprises." The generation operations of Holyoke Water Power Company (HWP) are also included in the results of NU Enterprises. The companies included in the NU Enterprises segment are grouped into two business segments: the merchant energy business segment and the energy services business segment. The merchant energy business segment is comprised of Select Energy's wholesale businesses, which includes approximately 1,440 megawatts (MW) of primarily pumped storage and hydroelectric generation assets and Select Energy's retail business. The energy services business segment consists of the operations of NGS, SESI and Woods Network.

NU Enterprises earned $18.8 million, or $0.15 per share, in the first quarter of 2004, compared with $5.2 million, or $0.04 per share, in the first quarter of 2003. The performance of Select Energy's retail business improved in the first quarter of 2004, earning $2.3 million compared with a loss of $1.9 million in the first quarter of 2003. The improved retail results are primarily due to improved margins and growth in retail electric sales.

Select Energy's wholesale business earned $16.8 million in the first quarter of 2004, compared with $6.8 million in the same period of 2003. Select Energy's earnings profile in the first half of 2004 will be quite different from the first six months of 2003, particularly in the wholesale business. Select Energy's cost per kilowatt-hour (kWh) for procuring electricity is relatively flat throughout 2004. However, contracted sales prices to some of Select Energy's wholesale customers were relatively high in the first quarter and will be lower in the second quarter, creating better wholesale margins in the first quarter of 2004 and lower margins in the second quarter. As a result, earnings at NU Enterprises in the second quarter of 2004 are expected to be significantly below the $11.9 million NU Enterprises earned in the second quarter of 2003. However, NU Enterprises' earnings in the first half of 2004 are expected to be higher than the $17.1 million earned in the first half of 2003.

The energy services business segment lost $0.2 million in the first quarter of 2004, compared with earnings of $0.4 million in the first quarter of 2003 primarily due to project delays as a result of colder than average January weather and the slow commercial construction sector in New England.

NU Enterprises parent company expenses totaled $0.1 million in the first quarter of both 2004 and 2003.

Utility Group: Earnings at the Utility Group were lower, totaling $54.8 million, or $0.43 per share in the first quarter of 2004, compared with $59.4 million, or $0.47 per share in 2003, primarily due to higher depreciation and pension expense during the first quarter of 2004 as compared with the first quarter of 2003. These factors were partially offset by an increase in retail electric sales of 2.7 percent in the first quarter of 2004, compared with the first quarter of 2003. Higher earnings at The Connecticut Light and Power Company (CL&P) and Public Service Company of New Hampshire (PSNH) were more than offset by lower results at Yankee Gas Services Company (Yankee Gas) and Western Massachusetts Electric Company (WMECO). Included in Utility Group earnings in 2004 and 2003 are $7.3 million and $8 million, respectively, related to the regulated transmission business. Transmission business earnings for the first quarter of 2004 are lower than the same period in 2003 due to lower revenues and higher interest charges. Transmission revenues are lower in 2004 due to a revenue tracking mechanism that was put in place in 2004 to match revenues and costs of providing transmission service. In the first quarter of 2003, revenues were not subject to such a tracking mechanism and were positively impacted by high usage. For further information see Note 8, "Segment Information," to the consolidated financial statements.

Earnings after preferred dividends of $1.4 million in both periods at CL&P totaled $26.2 million in the first quarter of 2004, compared with $25.3 million in 2003. CL&P's higher earnings resulted from distribution rate increases which took effect on January 1, 2004, transmission rate increases and a 2 percent increase in retail electric sales offset by higher depreciation and pension expense in the first quarter of 2004, compared with the first quarter of 2003.

PSNH earned $11.8 million in the first quarter of 2004, compared with $10.8 million in 2003. The increase in earnings at PSNH was primarily due to a
6.9 percent increase in retail electric sales offset by higher pension expense in the first quarter of 2004, compared with the first quarter of 2003.

Earnings at WMECO totaled $3.5 million in the first quarter of 2004, compared with $6.1 million in 2003. Lower earnings at WMECO were primarily due to lower pension income and higher interest expense in the first quarter of 2004 compared with the first quarter of 2003 due to the issuance of 10-year notes on September 30, 2003, as well as a 0.7 percent decrease in retail sales.

Yankee Gas earned $11.9 million in the first quarter of 2004, compared with $15.8 million in 2003. Lower Yankee Gas earnings resulted from higher pension expense and an August 2003 change in the Yankee Gas rate design. Yankee Gas' current rate design is intended to recover more costs based on stable, fixed monthly charges rather than based on variable, usage-based charges as was the rate design in place in 2003. That shift from more variable to more fixed charges will reduce quarterly earnings in the higher-use first and fourth quarters and improve quarterly results in the lower-use second and third quarters compared to Yankee Gas' previous rate design. This decrease was offset by a 6.8 percent increase in firm natural gas sales in the first quarter of 2004, compared with the first quarter of 2003, which reflected a negative adjustment to the estimate of unbilled revenues in the first quarter of 2003. Excluding the adjustment to the estimate of unbilled revenues, firm natural gas sales decreased by 0.5 percent in the first quarter of 2004, compared with the first quarter of 2003.

Future Outlook
--------------

Consolidated: NU continues to project consolidated earnings of between $1.20 per share and $1.40 per share in 2004, including approximately $0.10 per share of parent company interest and other expenses.

Utility Group: The NU consolidated earnings estimate of $1.20 per share to $1.40 per share for 2004 includes Utility Group earnings of between $1.08 per share and $1.20 per share.

NU Enterprises: The NU consolidated earnings estimate for 2004 continues to reflect earnings of between $0.22 per share and $0.30 per share or earnings of between $28 million and $38 million at NU Enterprises. Based on first quarter 2004 results, management expects 2004 NU Enterprises' earnings to be in the mid to upper end of that range. NU continues to project 2004 merchant energy business segment earnings of $24 million to $31 million. Earnings for the remainder of 2004, specifically the second quarter, at the merchant energy business will be negatively impacted by the change in Select Energy's earnings profile discussed previously. The energy services business segment, comprised of NGS, SESI and Woods Network, was below forecast for the first quarter, but is still expected to earn between $4 million and $7 million in 2004.

Liquidity
---------

Consolidated: NU continues to maintain a high level of liquidity. NU had $147 million of cash, including cash and cash equivalents and unrestricted cash from counterparties at March 31, 2004, compared with $83.7 million at December 31, 2003.

NU's net cash flows provided by operating activities increased to $256.2 million in the first quarter of 2004 from $125.7 million in the first quarter of 2003. Cash flows provided by operating activities increased due to increases in working capital items, primarily accounts payable and accrued taxes. Accounts payable increased in the first quarter of 2004 due primarily to an increase in CL&P accounts payable resulting from transitional standard offer (TSO) supply purchases at higher prices and an increased percentage of TSO purchases from unaffiliated suppliers. In the first quarter of 2003, accounts payable decreased due to a lower level of Select Energy wholesale electricity purchases. Accrued taxes decreased in 2003 due to the payment of taxes on the gain on the sale of Seabrook.
These first quarter 2003 decreases were partially offset by a decrease in accounts receivable related to a lower level of Select Energy sales in the first quarter of 2003 compared to the last quarter of 2002 and a decrease in investments in securitizable assets. Regulatory overrecoveries also decreased primarily due to lower stranded cost and generation service collections in the first quarter of 2004 compared to 2003. The lower level of collections caused lower current taxable income and an increase in deferred income taxes from 2003.

During the first quarter of 2004 NU issued $82.4 million in long-term debt, including $75 million at Yankee Gas and $7.4 million at SESI. NU also repaid $47.5 million of rate reduction bonds.

On March 31, 2004, NU paid a dividend of $0.15 per share. On April 13, 2004, the NU Board of Trustees approved a dividend of $0.15 per share, payable June 30, 2004, to shareholders of record as of June 1, 2004. Subject to the NU Board of Trustees' approval and future earnings levels, management anticipates recommending increases to the NU common dividend. The NU Board of Trustees will address the issue of a dividend increase at the company's annual meeting on May 11, 2004.

NU's capital expenditures totaled $137.8 million in the first quarter of 2004, compared with a budget of $173.7 million. The lower level of capital expenditures was primarily related to delays in certain transmission projects. NU's 2004 capital spending is projected to total $701 million, including $412 million by CL&P, $150 million by PSNH, $39 million by WMECO, $60 million by Yankee Gas, and $40 million by other NU subsidiaries.
Delays in certain major projects could cause NU's actual capital spending to be below this projection.

On April 14, 2004, Standard & Poor's (S&P) lowered the outlook for NU to "negative" from "stable," citing increased competitive business exposure, increased projected capital expenditures at CL&P and the relatively low return on equity (ROE) at CL&P that was authorized by the Connecticut Department of Public Utility Control (DPUC) in the December 2003 rate case decision.

Utility Group: At March 31, 2004, the Utility Group had $10 million in borrowings outstanding on its $300 million revolving credit line. This credit line is scheduled to mature in November 2004 and will be renewed for at least one year.

In addition to its revolving credit line, CL&P has an arrangement with a financial institution under which CL&P can sell up to $100 million of accounts receivable and unbilled revenues. At March 31, 2004, CL&P had sold accounts receivable totaling $80 million to that financial institution.
For more information regarding the sale of receivables, see Note 1H, "Summary of Significant Accounting Policies - Sale of Customer Receivables" to the consolidated financial statements.

On January 30, 2004, Yankee Gas sold $75 million of first mortgage bonds carrying an interest rate of 4.8 percent that will mature on January 1, 2014. The proceeds from these bonds were primarily used to reduce short-term debt, which was increasing as a result of Yankee Gas' capital expenditures.

CL&P has an application pending with the DPUC to issue up to $280 million of long-term debt in 2004 and another $600 million for the period 2005 through 2007. The majority of that debt would be issued to finance CL&P's electric transmission and distribution initiatives. CL&P also has $59 million of first mortgage bonds that can be called at a premium beginning June 1, 2004. At March 31, 2004, CL&P had $160.5 million in short-term debt outstanding from the NU Money Pool.

PSNH has an application pending with the New Hampshire Public Utilities Commission (NHPUC) to issue up to $50 million of debt. At March 31, 2004, PSNH had $35 million in short-term debt outstanding from the NU Money Pool.

NU Enterprises: At March 31, 2004, NU Enterprises had no borrowings and $63.8 million in letters of credit (LOCs) outstanding on NU parent's $350 million revolving credit line. This credit line is scheduled to mature in November 2004 and is expected to be renewed.

Additionally, SESI had borrowed $7.4 million during the first quarter of 2004 to finance the implementation of energy saving improvements at customer facilities. These borrowings are recovered under the terms of SESI's energy savings contracts.

On March 26, 2004, Moody's Investors Service placed NGC's bonds under review for possible downgrade, but expected NGC's bonds to maintain an investment grade rating after the review was completed. On April 14, 2004, S&P lowered the ratings on NGC's bonds to BB+, S&P's highest non-investment grade rating, from BBB-, S&P's lowest investment grade rating. The S&P rating decrease was based in part on its own forecast of NGC's profitability in a merchant energy market which included a low forecasted level of natural gas prices. S&P also lowered its outlook on NU to "negative" from "stable" at the same time. The downgrade is not expected to have an impact on NGC's financial performance.

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

CL&P was billed $186 million of incremental LMP costs by its standard offer service suppliers, including affiliate Select Energy, or by ISO-NE in 2003. CL&P and its suppliers disputed the responsibility for the $186 million of incremental LMP costs incurred. A settlement agreement was reached among all the parties involved and was filed with the Federal Energy Regulatory Commission (FERC) on March 3, 2004. NU recorded a pre-tax loss in 2003 of approximately $60 million (approximately $37 million after-tax) related to this settlement agreement. This settlement agreement will not be final until it is approved by the FERC, and management expects to receive FERC approval of the settlement agreement in the first half of 2004.

Nuclear Decommissioning and Plant Closure Costs
-----------------------------------------------

The purchasers of NU's ownership shares of the Millstone, Seabrook and Vermont Yankee plants assumed the obligation of decommissioning those plants, but NU still has significant decommissioning and plant closure cost obligations to the companies that own the Yankee Atomic (YA), Connecticut Yankee (CY) and Maine Yankee (MY) nuclear power plants (collectively, the Yankee Companies). Each plant has been shut down and is undergoing decommissioning. The Yankee Companies collect decommissioning and closure costs through wholesale, FERC-approved rates charged under power purchase agreements to NU's electric utility companies CL&P, PSNH and WMECO. These companies in turn pass these costs on to their customers through state regulatory commission-approved retail rates. YA has received FERC approval to collect all presently estimated decommissioning costs. MY is currently negotiating a settlement with the FERC and others to collect its presently estimated decommissioning costs.

CY's estimated decommissioning and plant closure costs for the period 2000 through 2023 have increased approximately $390 million over the April 2000 estimate of $434 million approved by the FERC in a rate case settlement. The revised estimate reflects the fact that CY is now self-performing all work to complete the decommissioning of the plant due to the termination of the decommissioning contract with Bechtel Power Corporation in July 2003, the increases in the projected costs of spent fuel storage, and increased security and liability and property insurance. NU's share of CY's increased decommissioning and plant closure costs is approximately $191 million. CY has not yet applied to the FERC for recovery of this amount.
In total, NU's estimated remaining decommissioning and plant closure obligation to CY is $320.7 million.

NU cannot at this time predict the timing or outcome of the FERC proceeding required for the collection of the increased decommissioning costs. Management believes that these costs have been prudently incurred and will ultimately be recovered from the customers of CL&P, PSNH and WMECO. However, there is a risk that some portion of these increased costs may not be recovered as a result of the FERC proceedings.

NU Enterprises
--------------

Business Segments: NU Enterprises aligns its businesses into two business segments, the merchant energy business segment and the energy services business segment. The merchant energy business segment includes Select Energy's wholesale and retail marketing businesses. Also included are 1,440 MW of generation assets, consisting of 1,293 MW of primarily pumped storage and hydroelectric generation assets at NGC and 147 MW of coal-fired generation at HWP. These generation assets support the merchant energy business segment.

The energy services business segment includes the operations of SESI, NGS, and Woods Network. SESI performs energy management services for large commercial customers, institutional facilities and the United States government and energy-related construction services. NGS operates and maintains NGC's and HWP's generation assets and provides third-party electrical services.

Results and Outlook: NU Enterprises earned $18.8 million in the first quarter of 2004, compared with $5.2 million in the first quarter of 2003. During 2004, NU expects that NU Enterprises will earn in the range of $28 million to $38 million, or $0.22 to $0.30 per share. Management estimates that between $24 million and $31 million of those earnings in 2004 will come from the merchant energy business segment and between $4 million and $7 million from the energy services business segment. Those ranges are heavily dependent on NU Enterprises' ability to achieve targeted wholesale and retail origination margins, successfully manage its contract portfolios and achieve targeted growth in the energy services business segment. Based on first quarter 2004 results, management expects 2004 NU Enterprises' earnings to be in the mid to upper end of that range.

In the first quarter of 2004, Select Energy won contracts in the New Jersey Basic Generation Service and Maryland utility auctions. As a result of these contracts, Select Energy will serve a peak load of 1,300 MW in 2004, 450 MW in 2005 and 350 MW in 2006. Select Energy will continue to bid on contracts in 2004 that will take effect in 2004 and beyond. Select
Energy's ability to secure a significant amount of wholesale load is a critical factor in NU Enterprises' ongoing profitability. Based upon March 31, 2004 market information, Select Energy's wholesale electric business has already contracted for more than 80 percent of the business needed to reach its 2004 gross margin targets, assuming satisfactory portfolio management for the remainder of the year.

The second activity included in NU Enterprises' merchant energy business segment is retail marketing. Select Energy's retail marketing businesses earned $2.3 million in the first quarter of 2004, compared with a loss of $1.9 million for the same period in 2003. The improved retail results are primarily due to improved margins and growth in retail electric sales. Select Energy's retail business has already contracted for more than 70 percent of the business needed to achieve 2004 margin targets.

Intercompany Transactions: CL&P's standard offer purchases from Select Energy represented $148.5 million in the first quarter of 2004, compared with $141 million during the same period in 2003. Other energy purchases between CL&P and Select Energy totaled $30 million in the first quarter of 2004 and $36 million in the first quarter of 2003. Additionally, WMECO's purchases from Select Energy represented $32 million in the first quarter of 2004, compared with $39 million in the first quarter of 2003. These amounts are eliminated in consolidation.

NU Enterprises' Market and Other Risks
--------------------------------------

Overview: For further information on risk management activities, see "Competitive Energy Subsidiaries' Market and Other Risks" in NU's combined report on Form 10-K.

Risk management within Select Energy is organized to address the market, credit and operational exposures arising from the merchant energy business segment, which include: wholesale marketing activities (including limited energy trading for market and price discovery purposes as well as asset optimization) and retail marketing activities. The framework and degree to which these risks are managed and controlled is consistent with the limitations imposed by NU's Board of Trustees as established and communicated in NU's risk management policies and procedures.

Merchant Energy Marketing Activities: Select Energy manages its portfolio of wholesale and retail marketing contracts and assets to maximize value while maintaining an acceptable level of risk. At forward market prices in effect at March 31, 2004, the wholesale marketing portfolio had a positive fair value. This positive fair value indicates a likely positive impact on Select Energy's gross margin in the future. However, there could be significant volatility in the energy commodities markets that may affect this position between now and when the contracts are settled. Accordingly, there can be no assurances that Select Energy will realize the gross margin corresponding to the present positive fair value of its wholesale marketing portfolio.

Hedging and Non-Trading: For information on derivatives used for hedging purposes and non-trading derivatives, see Note 2, "Derivative Instruments," to the consolidated financial statements.

Wholesale Contracts Defined as "Energy Trading": Energy trading transactions at Select Energy include financial transactions and physical delivery transactions for electricity, natural gas and oil in which Select Energy is attempting to profit from changes in market prices. Energy trading contracts are recorded at fair value, and changes in fair value affect net income.

At March 31, 2004, Select Energy had trading derivative assets of $188.3 million and trading derivative liabilities of $160.9 million, for a net positive position of $27.4 million for the entire trading portfolio. These amounts are combined with other derivatives and are included in derivative assets and derivative liabilities on the accompanying consolidated balance sheets. The increase in both derivative asset and liability amounts from December 31, 2003, relates primarily to price increases, as trading activity has decreased. Information regarding non-trading and other derivatives is included in Note 2, "Derivative Instruments," to the consolidated financial statements.

There can be no assurances that Select Energy will realize cash corresponding to the present positive net fair value of its trading positions. Numerous factors could either positively or negatively affect the realization of the net fair value amount in cash. These include the volatility of commodity prices, changes in market design or settlement mechanisms, the outcome of future transactions, the performance of counterparties, and other factors.

Select Energy has policies and procedures requiring all trading positions to be marked-to-market at the end of each business day and segregating responsibilities between the individuals actually trading (front office) and those confirming the trades (middle office). The determination of the portfolio's fair value is the responsibility of the middle office independent from the front office.

The methods used to determine the fair value of energy trading contracts are identified and segregated in the table of fair value of contracts at March 31, 2004. A description of each method is as follows: 1) prices actively quoted primarily represent New York Mercantile Exchange futures and options that are marked to closing exchange prices; 2) prices provided by external sources primarily include over-the-counter forwards and options, including bilateral contracts for the purchase or sale of electricity or natural gas, and are marked to the mid-point of bid and ask market prices; and 3) prices based on models or other valuation methods primarily include transactions for which specific quotes are not available. Currently, Select Energy has no contracts for which fair value is determined based on a model or other valuation method. Broker quotes for electricity are available through the year 2006. Broker quotes for natural gas are available through 2013.

Generally, valuations of short-term contracts derived from quotes or other external sources are more reliable should there be a need to liquidate the contracts, while valuations for longer-term contracts are less certain. Accordingly, there is a risk that contracts will not be realized at the amounts recorded. However, Select Energy has obtained corresponding purchase or sale contracts for substantially all of the trading contracts that have maturities in excess of one year. Because these contracts are sourced, changes in the value of these contracts due to fluctuations in commodity prices are not expected to affect Select Energy's earnings.

As of and for the three months ended March 31, 2004, the sources of the fair value of trading contracts and the changes in fair value of these trading contracts are included in the following tables. Intercompany transactions are eliminated and not reflected in the amounts below.

-------------------------------------------------------------------------------
(Millions of Dollars)      Fair Value of Trading Contracts at March 31, 2004
-------------------------------------------------------------------------------
                          Maturity    Maturity of     Maturity in     Total
                          Less than   One to Four      Excess of       Fair
Sources of Fair Value     One Year       Years        Four Years      Value
-------------------------------------------------------------------------------
Prices actively quoted      $0.2          $0.2           $ -          $ 0.4
Prices provided by
  external sources           5.4           6.8            14.8         27.0
-------------------------------------------------------------------------------
Totals                      $5.6          $7.0           $14.8        $27.4
-------------------------------------------------------------------------------

The fair value of energy trading contracts decreased $5.1 million from $32.5 million at December 31, 2003 to $27.4 million at March 31, 2004. The change in the fair value of the trading portfolio is primarily attributable to contracts realized or otherwise settled during the period. There were no changes in valuation techniques or assumptions in the first quarter of 2004.

-------------------------------------------------------------------------------
                                               Total Portfolio Fair Value
-------------------------------------------------------------------------------
                                                   Three Months Ended
(Millions of Dollars)                                March 31, 2004
-------------------------------------------------------------------------------
Fair value of trading contracts outstanding
  at the beginning of the period                          $32.5
Contracts realized or otherwise settled
  during the period                                        (5.7)
Changes in fair value of contracts                          0.6
-------------------------------------------------------------------------------
Fair value of trading contracts outstanding
  at the end of the period                                $27.4
-------------------------------------------------------------------------------

Changing Market: The breadth and depth of the market for energy marketing products in Select Energy's areas of business continue to be adversely affected by the withdrawal or financial weakening of a number of companies, particularly power marketers, who have historically done significant amounts of business with Select Energy. In general, the market for such products has become shorter term in nature with less liquidity, market pricing information is becoming less readily available, and participants are more often unable to meet Select Energy's credit standards without providing cash or LOC support. Select Energy is being adversely affected by these factors, and there could be a continuing adverse impact on Select Energy's business lines due to its increasing reliance on business arrangements with a more limited number of counterparties, primarily power generators. The decrease in the number of counterparties participating in the market for long-term energy contracts also continues to affect Select Energy's ability to estimate the fair value of its long-term wholesale energy contracts.

Changes are occurring in the administration of transmission systems in territories in which Select Energy does business. Regional transmission organizations (RTO) are being proposed and approved, and other changes in market design are occurring within transmission regions. For example, SMD was implemented in New England on March 1, 2003 and has created both challenges and opportunities for Select Energy. For information regarding the effects of SMD on Select Energy and RTOs, see "Impacts of Standard Market Design," and "Regional Transmission Organization," in this Management's Discussion and Analysis. As the market continues to evolve, there could be additional adverse effects that management cannot determine at this time.

Counterparty Credit: Counterparty credit risk relates to the risk of loss that Select Energy would incur because of non-performance by counterparties pursuant to the terms of their contractual obligations. Select Energy has established written credit policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of potential counterparties' financial conditions (including credit ratings), collateral requirements under certain circumstances (including cash advances, LOCs, and parent guarantees), and the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. This evaluation results in establishing credit limits prior to Select Energy's entering into contracts. The appropriateness of these limits is subject to continuing review. Concentrations among these counterparties may affect Select Energy's overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes to economic, regulatory or other conditions. At March 31, 2004, approximately 83 percent of Select Energy's counterparty credit exposure to wholesale and trading counterparties was cash collateralized or rated BBB- or better. Select Energy held $70.9 million and $46.5 million of counterparty cash advances at March 31, 2004 and December 31, 2003, respectively. For further information, see Note 1K, "Unrestricted Cash from Counterparties," to the consolidated financial statements.

Asset Concentrations: At March 31, 2004, positions with five counterparties collectively represented approximately $132.2 million, or 70 percent, of the $188.3 million trading derivative assets. The largest counterparty's position is secured with LOCs and cash collateral. Select Energy holds parent company guarantees at above investment grade ratings supporting the remaining positions of the counterparties. None of the other counterparties represented more than 10 percent of trading derivative assets at March 31, 2004.

Select Energy's Credit: A number of Select Energy's contracts require the posting of additional collateral in the form of cash or LOCs in the event NU's ratings were to decline and in increasing amounts dependent upon the severity of the decline. At NU's present investment grade ratings, Select Energy has not had to post any collateral based on credit downgrades. Were NU's unsecured ratings to decline two to three levels to sub-investment grade, Select Energy could, under its present contracts, be asked to provide approximately $311 million of collateral or LOCs to various unaffiliated counterparties and approximately $52 million to several independent system operators and unaffiliated local distribution companies, which management believes NU would currently be able to provide, subject to the Securities and Exchange Commission (SEC) limits described below. NU's credit ratings outlooks are currently stable or negative, but management does not believe that at this time there is a significant risk of a ratings downgrade to sub-investment grade levels.

NU has applied to the SEC for authority to expand its financial support of NU Enterprises. NU primarily seeks to 1) increase its allowable investments in certain of its unregulated businesses, presently 15 percent of its consolidated capitalization as permitted by SEC regulation, by an additional $500 million, 2) increase the limit for its guarantees of all of its competitive affiliates from $500 million to $750 million, and 3) increase its allowable investments in exempt wholesale generators (EWGs) from $481 million to $1 billion.

If granted, the SEC's order would permit NU's future investment in Select Energy above the amount now allowed. NU has no present plans to significantly expand its EWG portfolio. However, if an investment opportunity becomes available, NU would be able to pursue it within the new allowable EWG investment level. NU expects SEC approval by mid-2004.

If the application is not granted by mid-2004 as management expects, then there could be a negative impact on the merchant energy business line's ability to achieve its 2004 earnings estimate. This business line depends on NU parent guarantees to support the energy contracts that make up both its revenues and expenses. At March 31, 2004, NU parent could guarantee an additional $191 million of merchant energy business line contracts, but guarantee levels constantly fluctuate with the market value of the contracts that are guaranteed and NU's ability to issue new guarantees may be constrained due to the aforementioned SEC limitation.

In addition, at March 31, 2004, the SEC's 15 percent-of-capitalization test would have enabled NU to invest only up to an additional $95 million in these businesses, regardless of NU's liquidity resources. This restriction might, depending upon the amounts and types of obligations being guaranteed or collateralized limit the ability of NU to utilize its full remaining guarantee and collateral capacity. In the event such a limit is approached, NU would seek regulatory relief or would be required to reduce its investment in such businesses sufficiently to allow it to provide additional collateral.

For further information regarding Select Energy's activities and risks, see
Note 2, "Derivative Instruments," and Note 5, "Comprehensive Income," to the consolidated financial statements.

Utility Group Business Development and Capital Expenditures
-----------------------------------------------------------

Connecticut - CL&P: On July 14, 2003, the Connecticut Siting Council (CSC) approved a 345,000 volt transmission line project from Bethel, Connecticut to Norwalk, Connecticut. The project is estimated to cost approximately $200 million and will help alleviate identified reliability issues in southwest Connecticut and help reduce congestion costs for all of Connecticut. An appeal of the CSC decision by the City of Norwalk is pending. Management does not expect the appeal to be successful. Management, however, does not know if the pending appeal will affect CL&P's schedule in constructing the project or the in service date, which is anticipated to be by the end of 2005. This project is exempt from the State of Connecticut's moratorium on the approval of new electric and natural gas transmission projects. At March 31, 2004, CL&P has capitalized $20.3 million associated with this project.

On October 9, 2003, CL&P and United Illuminating (UI) filed for approval of a separate 345,000 volt transmission line from Norwalk, Connecticut to Middletown, Connecticut. Estimated construction costs of this project are approximately $620 million. CL&P will jointly site this project with UI and CL&P will own 80 percent, or approximately $496 million, of the project. This project is also exempt from the State of Connecticut's moratorium on the approval of new electric and natural gas transmission projects. Hearings before the CSC began in February 2004. CL&P expects the CSC to rule on the application by the end of 2004 and for construction to take place from 2005 through 2007. At March 31, 2004, CL&P has capitalized $10.7 million related to this project.

In September 2002, the CSC approved a plan to replace an undersea electric transmission line between Norwalk, Connecticut and Northport - Long Island, New York, at an estimated cost of $90 million. CL&P and the Long Island Power Authority each own approximately 50 percent of the line. The project still requires federal and New York state approvals. Given the approval process, changing pricing and operational rules in the New England and New York energy markets and pending business issues between the parties, the expected in-service date remains under evaluation. This project is also exempt from the State of Connecticut's moratorium on the approval of new electric and natural gas transmission projects. At March 31, 2004, CL&P has capitalized $5.2 million related to this project.

Connecticut - Yankee Gas: Yankee Gas received a decision from the DPUC supporting the construction and operation of a 1.2 billion cubic foot liquefied natural gas storage and production facility in Waterbury, Connecticut. Construction of the facility, which is expected to take approximately three years, could begin in the second half of 2004. The decision allows for the deferral of prudently incurred costs related to the project and requires Yankee Gas to file a rate case to recover this investment when the facility is placed in service. This project is also exempt from the State of Connecticut's moratorium on the approval of new electric and natural gas transmission projects. At March 31, 2004, Yankee Gas has capitalized approximately $2.7 million related to this project.

On March 25, 2004, the DPUC approved a nine mile extension of Yankee Gas' distribution system in southeastern Connecticut to the New England Gas Company system in Rhode Island. Yankee Gas hopes to place the extension in service by October 1, 2004 at an approximate cost of $5 million.

New Hampshire: On February 6, 2004, the NHPUC approved a $70 million proposal by PSNH to replace a nearly 50 year old coal and oil-burning boiler at Schiller Station in Portsmouth, New Hampshire with a boiler that would burn wood. However, PSNH will not commence the project based on a risk and reward sharing mechanism specified in the NHPUC's order. On
March 3, 2004, PSNH filed a joint motion for consideration with the New Hampshire Office of the Consumer Advocate, the state Office of Energy and Planning and the New Hampshire Timberland Owners' Association that, if approved, would modify the sharing mechanism. If the NHPUC approves the modification and other approvals are received in a timely manner, then PSNH anticipates completion of the project in 2006.

Regional Transmission Organization
----------------------------------

The FERC has required all transmission owning utilities to voluntarily form RTOs or to state why this process has not begun.

On October 31, 2003, ISO-NE, along with NU and six other New England transmission companies filed a proposal with the FERC to create an RTO for New England. On March 24, 2004, the FERC issued an order accepting the New England RTO proposal. The RTO is intended to strengthen the independent and efficient management of the region's power system while ensuring that customers in New England continue to have the most reliable system possible to realize the benefits of a competitive wholesale energy market.

In a separate filing made on November 4, 2003, NU along with six other New England transmission owners requested, consistent with the FERC's pricing policy for RTOs and Order-2000-compliant independent system operators, that the FERC approve a single ROE for regional and local rates that would consist of a proposed 12.8 percent base ROE as well as incentive adders of
0.5 percent for joining a RTO and 1.0 percent for constructing new transmission facilities approved by the RTO. If the FERC approves the request, then the transmission owners would receive a 13.3 percent ROE for existing transmission facilities and a 14.3 percent ROE for new transmission facilities. In its March 24, 2004 order the FERC partially accepted this ROE proposal, but set certain issues to hearing.

Restructuring and Rate Matters
------------------------------

Utility Group: On August 26, 2003, NU's electric operating companies filed their first transmission rate case at the FERC since 1995. In the filing, these companies requested implementation of a formula rate that would allow recovery of increasing transmission expenditures on a timelier basis and that the changes, including a $23.7 million annual rate increase through 2004, take effect on October 27, 2003. These companies requested that the FERC maintain their existing 11.75 percent ROE until a ROE for the New England RTO is established by the FERC. On October 22, 2003, the FERC accepted this filing implementing the proposed rates subject to refund effective on October 28, 2003. The FERC set certain issues to hearing, and a final decision in the rate case is expected in 2005.

Connecticut - CL&P:

Public Act No. 03-135 and Rate Proceedings: On June 25, 2003, the Governor of Connecticut signed into law Public Act No. 03-135 (the Act) that amended Connecticut's 1998 electric utility industry legislation. The Act required CL&P to file a four-year transmission and distribution plan with the DPUC. On December 17, 2003, the DPUC issued its final decision in the rate case.

CL&P filed a petition for reconsideration of certain items in the rate case on December 31, 2003. Other parties also filed petitions for reconsideration. On January 21, 2004, the DPUC agreed to reconsider CL&P's items. Hearings were held in April 2004 and a final decision is expected to be issued in June 2004. However, CL&P also filed an appeal with the Connecticut Superior Court on January 30, 2004. The appeal was filed in the event that the outcome of the DPUC's reconsideration is still not acceptable to CL&P.

CTA and SBC Reconciliation: The Competitive Transition Assessment (CTA) allows CL&P to recover stranded costs, such as securitization costs associated with the rate reduction bonds, amortization of regulatory assets, and independent power producer over market costs while the System Benefits Charge (SBC) allows CL&P to recover certain regulatory and energy public policy costs, such as public education outreach costs, hardship protection costs, transition period property taxes, and displaced workers protection costs. The Generation Service Charge (GSC) allows CL&P to recover the costs of the procurement of energy for standard offer service. On April 1, 2004, CL&P filed its annual CTA and SBC reconciliation with the DPUC. For the year ended December 31, 2003, total CTA revenues and excess GSC revenues exceeded the CTA revenue requirement by $148.3 million. This amount was recorded as a regulatory liability on the accompanying consolidated balance sheets. For the same period, SBC revenues exceeded the SBC revenue requirement by $25.5 million. Management expects a decision in this docket from the DPUC by the end of 2004.

Connecticut - Yankee Gas:

Rate Case: In 2003, Yankee Gas earned a ROE below the DPUC-authorized level of 11 percent. As a result of higher pension costs and other factors not addressed by current rate levels, management expects that Yankee Gas will continue to underearn the DPUC-authorized ROE. Yankee Gas expects to file a rate case in July 2004 for a rate increase to take effect in January of 2005.

IERM Settlement: On April 29, 2004, Yankee Gas and the Office of Consumer Counsel filed a settlement agreement which provides for the termination of Yankee Gas' Infrastructure Expansion Rate Mechanism (IERM). The settlement finalizes ratemaking treatment for all Yankee Gas IERM projects and returns Yankee Gas to a traditional capital investment test. The filing seeks DPUC approval in the second quarter.

New Hampshire:

Delivery Rate Case: PSNH's delivery rates were fixed by the "Agreement to Settle PSNH Restructuring" (Restructuring Settlement) until February 1, 2004. Consistent with the requirements of the Restructuring Settlement and state law, PSNH filed a delivery service rate case and tariffs with the NHPUC on December 29, 2003 to increase electricity delivery rates by approximately $21 million, or 2.6 percent, effective February 1, 2004. In addition, PSNH is requesting that recovery of FERC-regulated transmission costs be adjusted annually through a tracking mechanism. The NHPUC suspended the proposed rate increase until the conclusion of the delivery rate case. Hearings are scheduled for August 2004, and a decision is expected in the third or fourth quarter of 2004 with rates retroactively applied to February 1, 2004.

SCRC Reconciliation Filing: The Stranded Cost Recovery Charge (SCRC) allows PSNH to recover its stranded costs. On an annual basis, PSNH files with the NHPUC a SCRC reconciliation filing for the preceding calendar year. This filing includes the reconciliation of stranded cost revenues with stranded costs, and transition energy service (TS) revenues with TS costs. The NHPUC reviews the filing, including a prudence review of PSNH's generation operations. The 2003 SCRC filing was made on April 30, 2004. Management does not expect the review of the 2003 SCRC filing to have a material effect on PSNH's net income or financial position.

Massachusetts:

Transition Cost Reconciliations: On March 31, 2003, WMECO filed its 2002 transition cost reconciliation with the Massachusetts Department of Telecommunications and Energy (DTE). This filing reconciled the recovery of generation-related stranded costs for calendar year 2002 and included the renegotiated purchased power contract related to the Vermont Yankee nuclear unit.

On July 15, 2003, the DTE issued a final order on WMECO's 2001 transition cost reconciliation, which addressed WMECO's cost tracking mechanisms. As part of that order, the DTE directed WMECO to revise its 2002 annual transition cost reconciliation filing. The revised filing was submitted to the DTE on September 22, 2003. Hearings have been held, and the timing of a final decision is uncertain. Management does not expect the outcome of this docket to have a material adverse impact on WMECO's net income or financial position.

On March 31, 2004, WMECO filed its 2003 transition cost reconciliation with the DTE. This filing reconciled the recovery of generation-related stranded costs for calendar year 2003. The timing of a final decision is uncertain. Management does not expect the outcome of this docket to have a material adverse impact on WMECO's net income or financial position.

Critical Accounting Policies and Estimates Update
-------------------------------------------------

Accounting for Transmission Revenues Subject to Refund: The $23.7 million transmission rate increase that NU's electric operating companies requested began being billed subject to refund on October 28, 2003. The rate increase was based on a proposed ROE of 11.75 percent, which is unchanged from the ROE included in previous transmission rates and is currently being billed. Subsequent to this transmission rate case filing, the FERC approved ISO New England as a RTO. The FERC set for hearing a proposed
12.8 percent ROE with a 0.5 percent adder for joining a RTO and a 1.0 percent adder for future transmission expansion. The higher proposed RTO rate and adders are not currently being billed.

Since October 27, 2003, management has evaluated the increase in transmission revenues that has been collected to determine if any amounts are probable of refund to customers in the future. Any amounts probable of refund to customers would reduce revenues and be recorded as a regulatory liability. However, at this time management believes that its request will be approved by the FERC, and as a result, that no refunds are likely.

Accounting for PSNH Rate Case: PSNH requested that an increase in rates be included in bills starting on February 1, 2004 subject to refund. The NHPUC denied that request but indicated that any rate changes from the rate case would be effective from February 1, 2004 forward. The rate case is not expected to be concluded until the third or fourth quarter of 2004.
The method for recovering any retroactive rate increase from customers has not yet been determined.

The costs driving the need for the rate increase, which include pension expense, depreciation expense, and transmission and reliability expenses, that have been incurred from February 1, 2004 through March 31, 2004 have been expensed as incurred. When those incurred costs become probable of recovery in rates management will record those costs as regulatory assets. This may result in lower PSNH earnings for the first two or three quarters of 2004 with an adjustment in the third or fourth quarter of 2004 to reflect the final rate increase retroactive to February 1, 2004.

Accounting for the Effect of Medicare Changes on Postretirement Benefits Other Than Pension (PBOP): On December 8, 2003, the President of the United States signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit and by adding a federal subsidy to qualifying plan sponsors of retiree health care benefit plans. Management believes that NU currently qualifies for the subsidy for certain retiree groups.

Specific authoritative accounting guidance on how to account for the effect the Medicare federal subsidy has on NU's PBOP Plan has not been finalized by the Financial Accounting Standards Board (FASB). FASB Staff Position
(FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," required NU to make an election for 2003 financial reporting. The election was to either defer the impact of the subsidy until the FASB issues guidance or to reflect the impact of the subsidy on December 31, 2003 reported amounts. NU chose to reflect the impact on December 31, 2003 reported amounts, which decreased the PBOP benefit obligation by $19.5 million and increased actuarial gains by $19.5 million with no impact on 2003 expenses, assets, or liabilities. The actuarial gain, the estimate of which was refined in the first quarter of 2004 to $20 million, will be amortized as a reduction to PBOP expense over 13 years beginning in 2004. PBOP expense in 2004 will also reflect a lower interest cost due to the reduction in the December 31, 2003 benefit obligation. Management estimates that the reduction in PBOP expense in 2004 will be approximately $2 million.

On March 12, 2004, the FASB issued a draft FSP that would supersede FSP No. FAS 106-1. This draft FSP concludes that the effects of the federal subsidy should be considered an actuarial gain and treated like similar gains and losses and requires certain disclosures for employers that sponsor postretirement health care plans that provide prescription drug benefits. The accounting treatment under the proposed FSP is consistent with NU's accounting treatment at December 31, 2003.

The estimated 2004 reduction in PBOP expense of approximately $2 million could change as a result of the completion of an actuarial estimate of the subsidy based on recent prescription drug claim experience. The subsidy estimate could also change as regulations are promulgated by the federal agencies responsible for administration of the Medicare program.

Other Matters
-------------

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



RESULTS OF OPERATIONS - NU CONSOLIDATED

The following table provides the variances in income statement line items for the consolidated statements of income for NU included in this report on Form 10-Q for the three months ended March 31, 2004:

                                           Income Statement Variances
                                             (Millions of Dollars)
                                             2004 over/(under) 2003
                                             ----------------------
                                             Amount         Percent
                                             ------         -------
Operating Revenues:                           $254             16%

Operating Expenses:
Fuel, purchased and net
  interchange power                            211             22
Other operation                                 38             20
Maintenance                                     11             25
Depreciation                                     5             10
Amortization                                   (28)           (49)
Amortization of rate
  reduction bonds                                4             10
Taxes other than income taxes                    4              5
                                              ----           ----
Total operating expenses                       245             17
                                              ----           ----

Operating income                                 9              5
                                              ----           ----

Interest expense, net                           (1)            (1)
Other income, net                                1             (a)
                                              ----           ----
Income before income tax expense                11             11
Income tax expense                               4              9
Preferred dividends of subsidiaries              -              -
                                              ----           ----
Net Income                                    $  7             12%
                                              ====           ====
(a) Percent greater than 100.

Comparison of the First Quarter of 2004 to the First Quarter of 2003

Operating Revenues
Total revenues increased by $254 million in the first quarter of 2004, compared with the same period in 2003, due to higher revenues from NU Enterprises ($183 million), higher Utility Group electric revenues ($49 million or $46 million after intercompany eliminations) and higher Utility Group gas revenues ($20 million).

The NU Enterprises' revenues increase is primarily due to higher wholesale revenues for the merchant energy segment resulting from higher electric prices and higher gas volumes. The Utility Group electric revenues increase is primarily due to higher retail revenue ($105 million), partially offset by lower wholesale revenue ($54 million). The electric retail revenue increase is primarily due to increases in the energy service revenues for CL&P, PSNH and WMECO ($76 million), Federally Mandated Congestion Cost revenues for CL&P ($40 million), and higher sales volume ($14 million), offset by lower CL&P EAC revenue as a result of the end of EAC billings in December 2003 ($12 million) and lower rates for CL&P and WMECO stranded cost recovery ($10 million). Electric retail kWh sales increased by 2.7 percent in the first quarter of 2004. The electric wholesale revenue decrease is primarily due to lower short-term transactions ($46 million) and the expiration of long-term contracts ($8 million). The higher Utility Group gas revenue increase is primarily due to the recovery of higher gas costs. Firm natural gas sales increased by
6.8 percent in the first quarter of 2004 from the same period of 2003, which reflected a negative adjustment to the estimate of unbilled revenues in the first quarter of 2003. Excluding the adjustment to the estimate of unbilled revenues, firm natural gas sales decreased by 0.5 percent in the first quarter of 2004 from the same period in 2003.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased by $211 million in the first quarter of 2004, primarily due to higher wholesale activity at NU Enterprises ($138 million after intercompany eliminations) and higher purchased power costs for the Utility Group ($73 million after intercompany eliminations). The increase for the Utility Group is primarily due to an increase in the standard offer service requirements rates for CL&P ($76 million) and WMECO ($6 million), higher Yankee Gas expenses due to increased gas prices and higher sales volume ($25 million), offset by lower fuel EAC amortization for CL&P ($12 million), lower wholesale transactions for CL&P ($15 million), and lower expenses for PSNH due to lower regulated wholesale purchases ($10 million).

Other Operation
Other operation expenses increased $38 million in the first quarter of 2004, primarily due to higher competitive business expenses resulting from business growth ($16 million), higher regulated business administrative and general expenses ($7 million) primarily due to higher pension costs, higher transmission expense ($9 million), higher fossil production expense ($3 million), and higher nuclear related expenses as a result of the absence of the 2003 CL&P Millstone use of proceeds docket ($2 million). That docket resulted in the recovery of certain other operations costs and maintenance costs that were expensed in periods prior to 2003. The recovery of these costs through the use of proceeds docket resulted in credits to these accounts in the first quarter of 2003.

Maintenance
Maintenance expenses increased $11 million in the first quarter of 2004, primarily due to the absence of the 2003 positive resolution of the CL&P Millstone use of proceeds docket ($5 million), higher fossil production expense ($2 million), higher competitive transmission expense ($2 million), and higher distribution expense ($2 million).

Depreciation
Depreciation increased by $5 million in the first quarter of 2004 due to higher Utility Group plant balances.

Amortization
Amortization decreased by $28 million in the first quarter of 2004 primarily due to lower Utility Group recovery of stranded costs and a decrease in amortization expense resulting from the implementation of the CL&P distribution rate case decision effective in January 2004 ($7 million).

Amortization of Rate Reduction Bonds
Amortization of rate reduction bonds increased by $4 million in the first quarter of 2004 due to the repayment of more principal as compared to 2003.

Taxes Other Than Income Taxes
Taxes other than income taxes increased by $4 million in the first quarter of 2004 primarily due to an increase in Connecticut gross earnings tax as a result of an increase in revenues for NU Enterprises, CL&P and Yankee Gas.

Income Tax Expense
Income tax expense increased due to higher income before tax expense.



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Trustees and Shareholders of Northeast Utilities:

We have reviewed the accompanying condensed consolidated balance sheet of Northeast Utilities and subsidiaries ("the Company") as of March 31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets and consolidated statements of capitalization of Northeast Utilities and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, shareholders' equity, cash flows, and income taxes for each of the three years in the period ended December 31, 2003 (not presented herein) and in our report dated February 23, 2004, we expressed an unqualified opinion (which includes an explanatory paragraph with respect to the Company's adoption in 2001 of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, its adoption in 2003 of Emerging Issues Task Force Issue 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and not 'Held for Trading Purposes' as Defined in Issue No. 02-3," and Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," and its adoption in 2002 of SFAS No. 142 "Goodwill and Other Intangible Assets") on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Deloitte & Touche LLP
     Deloitte & Touche LLP

Hartford, Connecticut
May 7, 2004





                    Northeast Utilities and Subsidiaries
          The Connecticut Light and Power Company and Subsidiaries Public Service Company of New Hampshire and Subsidiaries
            Western Massachusetts Electric Company and Subsidiary


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (All Companies)

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with this complete report on Form 10-Q and the Annual Reports of Northeast Utilities (NU or the company), The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), and Western Massachusetts Electric Company (WMECO), which were filed as part of the NU 2003 Form 10-K, and the current reports on Form 8-K dated January 22, 2004 and March 30, 2004. The accompanying financial statements contain, in the opinion of management, all adjustments necessary to present fairly NU's and the above companies' financial position at March 31, 2004 and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. All adjustments are of a normal, recurring nature except those described in Note 1B. Due primarily to the seasonality of NU's business and to the quarterly earnings profile of the merchant energy business segment in 2004, the results of operations and statements of cash flows for the three-month periods ended March 31, 2004 and 2003, are not indicative of the results expected for a full year.

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

          Certain reclassifications of prior period data have been made to conform with the current period presentation. Reclassifications have been made to the accompanying consolidated balance sheets and statements of cash flows.

     B.   New Accounting Standards

          Consolidation of Variable Interest Entities: In December 2003, the Financial Accounting Standards Board (FASB) issued a revised version of FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities," (FIN 46R). FIN 46R was effective for
          NU for the first quarter of 2004 and did not have an impact on any of NU's previously identified variable interest entities (VIE).
          Based on management's review of NU's independent power producer (IPP) contracts, no new VIEs have been identified.

     C.   Guarantees

          NU provides credit assurance in the form of guarantees and letters of credit (LOCs) in the normal course of business, primarily for the financial performance obligations of NU Enterprises. NU would be required to perform under these guarantees in the event of non-performance by NU Enterprises, primarily Select Energy, Inc. (Select Energy). At March 31, 2004, the maximum level of exposure in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," under guarantees by NU, primarily on behalf of NU Enterprises, totaled $748.1 million. Additionally, NU had $63.8 million of LOCs issued for the benefit of NU Enterprises outstanding at March 31, 2004. In conjunction with its investment in R. M. Services, Inc. (RMS), NU guarantees a $3 million line of credit through 2005, of which $2.2 million was outstanding at March 31, 2004, and is included in the $748.1 million of total guarantees outstanding. Effective July 1, 2003, the financial statements of RMS, including its line of credit balance, are consolidated with NU's financial statements.

          CL&P has obtained surety bonds in the amount of $31.1 million related to the collection of March 2003 and April 2003 incremental locational marginal pricing (LMP) costs in compliance with a Connecticut Department of Public Utility Control (DPUC) order. On April 30, 2004, the DPUC approved CL&P's request to remove this surety bond requirement prior to renewal. At March 31, 2004, NU had outstanding guarantees primarily to the Utility Group of $42.3 million, including the LMP-related surety bonds. This amount is included in the total outstanding NU guarantee amount of $748.1 million.

          Several underlying contracts that NU guarantees and certain surety bonds contain credit ratings triggers that would require NU to post collateral in the event that NU's credit ratings are downgraded.

          NU currently has authorization from the Securities and Exchange Commission (SEC) to provide up to $500 million of guarantees for NU Enterprises through June 30, 2004, and has applied for authority to increase this amount to $750 million through September 30, 2007. The guarantees to the Utility Group are subject to a separate $50 million SEC limitation apart from the current $500 million guarantee limit. The amount of guarantees outstanding for compliance with the SEC limit for NU Enterprises and RMS is $309 million, which is calculated using different, more probabilistic and fair-value based criteria than the maximum level of exposure required to be disclosed under FIN 45.

     D.   Unbilled Revenues

          Unbilled revenues represent an estimate of electricity or gas delivered to customers that has not been billed. Unbilled revenues represent assets on the balance sheet that become accounts receivable in the following month as customers are billed. Billed revenues are based on meter readings, whereas unbilled revenues are based on estimates of electricity and gas delivered to customers. Such estimates are subject to adjustment when actual meter readings become available, when changes in estimating methodology occur and under other circumstances.

     E.   Regulatory Accounting

          The accounting policies of NU's Utility Group conform to accounting principles generally accepted in the United States of America applicable to rate-regulated enterprises and historically reflect the effects of the rate-making process in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

          The transmission and distribution businesses of CL&P, PSNH and WMECO, along with PSNH's generation business and Yankee Gas Services Company's (Yankee Gas) distribution business, continue to be cost-of-service rate regulated, and management believes that the application of SFAS No. 71 to those business portions of the aforementioned companies continues to be appropriate. Management also believes that it is probable that NU's operating companies will recover their investments in long-lived assets, including regulatory assets. In addition, all material net regulatory assets are earning an equity return, except for securitized regulatory assets, which are not supported by equity.

          Regulatory Assets: The components of regulatory assets are as follows:

  --------------------------------------------------------------------------
                                            At March 31, 2004
  --------------------------------------------------------------------------
                                       NU
  (Millions of Dollars)           Consolidated      CL&P     PSNH     WMECO
  --------------------------------------------------------------------------
  Recoverable nuclear costs        $   64.9      $    1.2    $ 32.4    $ 31.3
  Securitized assets                1,614.1       1,089.2     454.5      70.4
  Income taxes, net                   248.0         144.8      43.1      58.6
  Unrecovered contractual
    obligations                       370.9         218.4      68.0      84.5
  Recoverable energy costs            263.2         47.2      212.5       3.5
  Other                               360.9         139.1     156.2      17.7
  ----------------------------------------------------------------------------
  Totals                           $2,922.0      $1,639.9    $966.7    $266.0
  ----------------------------------------------------------------------------

  ----------------------------------------------------------------------------
                                         At December 31, 2003
  ----------------------------------------------------------------------------
                                       NU
  (Millions of Dollars)           Consolidated      CL&P     PSNH     WMECO
  ----------------------------------------------------------------------------
  Recoverable nuclear costs        $   82.4      $   16.4    $ 33.3    $ 32.7
  Securitized assets                1,664.0       1,123.7     465.3      75.0
  Income taxes, net                   253.8         140.9      44.2      60.1
  Unrecovered contractual
    obligations                       378.6         221.8      69.9      86.9
  Recoverable energy costs            255.7          30.1     218.3       3.7
  Other                               339.5         140.1     138.4       9.8
  ----------------------------------------------------------------------------
  Totals                           $2,974.0      $1,673.0    $969.4    $268.2
  ----------------------------------------------------------------------------

          At March 31, 2004 and December 31, 2003, NU also maintained $49.4 million and $63.4 million, respectively, of additional other regulatory assets, associated with Yankee Gas' income taxes, net and other regulatory assets related to environmental clean-up costs and hardship receivables.

          Additionally, NU had approximately $13 million and approximately $12 million of regulatory assets at March 31, 2004 and December 31, 2003, respectively, that are included in deferred debits and other assets - other on the accompanying consolidated balance sheets. These amounts represent regulatory assets that have not yet been approved by the applicable regulatory agency. Management believes these assets are recoverable in future rates.

          Regulatory Liabilities: The Utility Group maintained $1.2 billion of regulatory liabilities at both March 31, 2004 and December 31, 2003. These amounts are comprised of the following:

     --------------------------------------------------------------------------
                                            At March 31, 2004
     --------------------------------------------------------------------------
                                     NU
     (Millions of Dollars)      Consolidated     CL&P     PSNH      WMECO
     --------------------------------------------------------------------------
     Cost of removal             $  334.2      $149.5    $ 87.9     $25.1
     CTA, GSC and SBC
       overcollections              325.4       325.4       -          -
     SCRC overcollections           172.4          -      172.4        -
     Regulatory liabilities
       offsetting Utility
       Group derivative assets      147.1       146.9       0.2        -
     LMP overcollections             83.8        83.8        -         -
     Other                          155.3        72.6      23.3       6.9
     --------------------------------------------------------------------------
     Totals                      $1,218.2      $778.2    $283.8     $32.0
     --------------------------------------------------------------------------

     --------------------------------------------------------------------------
                                        At December 31, 2003
     --------------------------------------------------------------------------
                                     NU
     (Millions of Dollars)      Consolidated     CL&P     PSNH      WMECO
     --------------------------------------------------------------------------
     Cost of removal             $  334.0      $150.0    $ 88.0     $25.0
     CTA, GSC and SBC
       overcollections              333.7       333.7        -         -
     SCRC overcollections           160.4          -      160.4        -
     Regulatory liabilities
       offsetting Utility
       Group derivative assets      116.9       115.4       1.5        -
     LMP overcollections             83.6        83.6        -         -
     Other                          135.7        70.3      22.2      2.8
     --------------------------------------------------------------------------
     Totals                      $1,164.3      $753.0    $272.1    $27.8
     --------------------------------------------------------------------------

          At March 31, 2004 and December 31, 2003, NU also maintained $124.2 million and $111.4 million, respectively, of additional other regulatory liabilities, associated with Yankee Gas' cost of removal, deferred gas costs, pension and other regulatory liabilities.

     F.   Allowance for Funds Used During Construction

          The allowance for funds used during construction (AFUDC) is a non-cash item that is included in the cost of Utility Group utility plant and represents the cost of borrowed and equity funds used to finance construction. The portion of AFUDC attributable to borrowed funds is recorded as a reduction of other interest expense, and the cost of equity funds is recorded as other income on the consolidated statements of income:

          ---------------------------------------------------------------------
                                         For the Three Months Ended
          ---------------------------------------------------------------------
          (Millions of Dollars)       March 31, 2004      March 31, 2003
          ---------------------------------------------------------------------
          Borrowed funds                    $1.3                $1.3
          Equity funds                       1.3                 1.5
          ---------------------------------------------------------------------
          Totals                            $2.6                $2.8
          ---------------------------------------------------------------------
          Average AFUDC rates                3.4%                4.3%
          ---------------------------------------------------------------------

     G.   Equity-Based Compensation

          NU maintains an Employee Stock Purchase Plan and other long-term, equity-based incentive plans under the Northeast Utilities Incentive Plan. NU accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion
          (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No equity-based employee compensation cost for stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share (EPS) if NU had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to equity-based employee compensation:

          ---------------------------------------------------------------------
                                                For the Three Months Ended
          ---------------------------------------------------------------------
          (Millions of Dollars,                 March 31,        March 31,
          except per share amounts)                2004             2003
          ---------------------------------------------------------------------
          Net income, as reported                 $67.4            $60.2
          Total equity-based employee
            compensation expense
            determined under fair
            value-based method for all
            awards, net of related
            tax effects                             0.5              0.5
          ---------------------------------------------------------------------
          Pro forma net income                    $66.9            $59.7
          ---------------------------------------------------------------------
          EPS:
            Basic and fully
              diluted - as reported               $0.53            $0.47
            Basic and fully
              diluted - pro forma                 $0.52            $0.47
          ---------------------------------------------------------------------

          Net income as reported includes $0.6 million and $0.1 million expensed for restricted stock and restricted stock units for the three months ended March 31, 2004 and 2003, respectively. NU accounts for restricted stock in accordance with APB No. 25 and amortizes the intrinsic value of the award over the service period.

          NU assumes an income tax rate of 40 percent to estimate the tax effect on total equity-based employee compensation expense determined under the fair value-based method for all awards.

          During the three-month period ended March 31, 2004, no stock options were awarded.

          On March 31, 2004, the FASB issued an exposure draft that, if finalized as proposed, would require NU to expense equity-based employee compensation under the fair value-based method beginning on January 1, 2005.

     H.   Sale of Customer Receivables

          CL&P has an arrangement with a financial institution under which CL&P can sell up to $100 million of accounts receivable and unbilled revenues. At both March 31, 2004 and December 31, 2003, CL&P had sold accounts receivable of $80 million to the financial institution with limited recourse through CL&P Receivables Corporation (CRC), a wholly owned subsidiary of CL&P. At March 31, 2004, the reserve requirements calculated in accordance with the Receivables Purchase and Sale Agreement were $23.6 million. This reserve amount is deducted from the amount of receivables eligible for sale at the time. Concentrations of credit risk to the purchaser under this agreement with respect to the receivables are limited due to CL&P's diverse customer base within its service territory. At March 31, 2004, amounts sold to CRC by CL&P but not sold to the financial institution totaling $186.8 million are included in investments in securitizable assets on the accompanying consolidated balance sheets. This amount would be excluded from CL&P's assets in the event of CL&P's bankruptcy. On July 9, 2003, CL&P renewed this arrangement. This agreement expires on July 7, 2004, and management plans to renew this agreement prior to its expiration.

          The transfer of receivables to the financial institution under this arrangement qualifies for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of SFAS No. 125."

     I.   Other Investment

          Yankee Energy System, Inc. (Yankee) maintains a long-term note receivable from BMC Energy LLC (BMC), an operator of renewable energy projects. In late-March 2004, based on revised information that impacts undiscounted cash flow projections and fair value estimates, management determined that the fair value of the note receivable from BMC had declined and that the note was impaired.
          As a result, management recorded an after-tax impairment charge of $1.5 million in the first quarter of 2004. This charge is included in other income, net on the accompanying consolidated statements of income and disclosed in Note 1N, "Summary of Significant Accounting Policies - Other Income," and in the Eliminations and Other segment in Note 8, "Segment Information," to the consolidated financial statements. Yankee's remaining note receivable from BMC totaled $1.5 million at March 31, 2004 and is included in other deferred debits and other assets on the accompanying consolidated balance sheets.

     J.   Cash and Cash Equivalents

          Cash and cash equivalents includes cash on hand and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. At the end of each reporting period, overdraft amounts are reclassified from cash and cash equivalents to accounts payable.

     K.   Unrestricted Cash From Counterparties

          Unrestricted cash on deposit from counterparties represents balances collected from counterparties resulting from Select Energy's credit management activities. An offsetting liability has been recorded in other current liabilities for the amounts collected. To the extent Select Energy requires collateral from counterparties, cash is held as a part of the total collateral required. The right to hold such cash collateral in an unrestricted manner is determined by the terms of Select Energy's agreements. Key factors affecting the unrestricted status of a portion of this cash collateral include the financial standing of Select Energy and its credit support provider.

     L.   Special Deposits

          Special deposits represents amounts Select Energy has on deposit with counterparties and brokerage firms in the amount of $4.8 million and amounts included in escrow for Select Energy Services, Inc. (SESI) that have not been spent on construction projects of $30.7 million at March 31, 2004. Similar amounts totaled $17 million and $32 million at December 31, 2003, respectively. Special deposits at December 31, 2003 also included $30.1 million in escrow that PSNH funded to acquire Connecticut Valley Electric Company, Inc. on January 1, 2004.

     M.   Restricted Cash - LMP Costs

          Restricted cash - LMP costs represents incremental LMP cost amounts that have been collected by CL&P and deposited into an escrow account. At March 31, 2004 and December 31, 2003, restricted cash - LMP costs totaled $123.7 million and $93.6 million, respectively.

     N.   Other Income

          The pre-tax components of NU's other income items are as follows:

          ---------------------------------------------------------------------
                                          For the Three Months Ended
          ---------------------------------------------------------------------
          (Millions of Dollars)       March 31, 2004      March 31, 2003
          ---------------------------------------------------------------------
          Investment income                $ 3.3               $ 3.9
          Charitable donations              (1.0)               (2.3)
          AFUDC - equity funds               1.3                 1.5
          Other, net                        (1.9)               (2.5)
          ---------------------------------------------------------------------
          Totals                           $ 1.7               $ 0.6
          ---------------------------------------------------------------------

2.   DERIVATIVE INSTRUMENTS (NU, CL&P, Select Energy, Yankee Gas)

     Derivatives that are utilized for trading purposes are recorded at fair value with changes in fair value included in earnings. Other contracts that are derivatives but do not meet the definition of a cash flow hedge and cannot be designated as being used for normal purchases or normal sales are also recorded at fair value with changes in fair value included in earnings. For those contracts that meet the definition of a derivative and meet the cash flow hedge requirements, the changes in the fair value of the effective portion of those contracts are generally recognized in accumulated other comprehensive income until the underlying transactions occur. For contracts that meet the definition of a derivative but do not meet the hedging requirements, and for the ineffective portion of contracts that meet the cash flow hedge requirements, the changes in fair value of those contracts are recognized currently in earnings. Derivative contracts designated as fair value hedges and the item they are hedging are both recorded at fair value on the consolidated balance sheets. Derivative contracts that are entered into as a normal purchase or sale and are probable of resulting in physical delivery, and are documented as such, are recorded under accrual accounting.

     During the first quarter of 2004, a negative $18.3 million, net of tax, was reclassified from other comprehensive income in connection with the consummation of the underlying hedged transactions and recognized in earnings. An additional $0.2 million, net of tax, was recognized in earnings for those derivatives that were determined to be ineffective and for the ineffective portion of cash flow hedges. Also during the first quarter of 2004, new cash flow hedge transactions were entered into that hedge cash flows through 2006. As a result of these new transactions and market value changes since January 1, 2004, accumulated other comprehensive income increased by $16.5 million, net of tax. Accumulated other comprehensive income at March 31, 2004, was a positive $41.3 million, net of tax (increase to equity), relating to hedged transactions, and it is estimated that $40.1 million of this net of tax balance will be reclassified as an increase to earnings within the next twelve months. Cash flows from hedge contracts are reported in the same category as cash flows from the underlying hedged transaction.

     Through the first quarter of 2004 there were no changes to interpretations of SFAS No. 133, but the FASB continues to consider changes that could affect the way NU records and discloses derivative and hedging activities.

     The tables below summarize the derivative assets and liabilities at March 31, 2004. These amounts do not include option premiums paid, which are recorded as prepayments and amounted to $6.5 million and $9.1 million related to energy trading activities and $9.4 million and $7.6 million related to marketing activities at March 31, 2004 and December 31, 2003, respectively. These amounts also do not include option premiums received, which are recorded as other current liabilities and amounted to $8.4 million and $12.2 million related to energy trading activities at March 31, 2004 and December 31, 2003, respectively.

     ---------------------------------------------------------------------
                                          At March 31, 2004
     ---------------------------------------------------------------------
     (Millions of Dollars)         Assets     Liabilities     Total
     ---------------------------------------------------------------------
     NU Enterprises:
       Trading                     $188.3       $(160.9)     $ 27.4
       Non-trading                    0.6          (0.1)        0.5
       Hedging                       81.7         (12.1)       69.6
     Utility Group - Gas:
       Non-trading                     -           (0.3)       (0.3)
       Hedging                        3.2            -          3.2
     Utility Group - Electric:
       Non-trading                  147.2         (55.1)       92.1
     NU Parent:
       Hedging                        5.7            -          5.7
     ---------------------------------------------------------------------
     Total                         $426.7       $(228.5)     $198.2
     ---------------------------------------------------------------------

     ---------------------------------------------------------------------
                                         At December 31, 2003
     ---------------------------------------------------------------------
     (Millions of Dollars)         Assets     Liabilities     Total
     ---------------------------------------------------------------------
     NU Enterprises:
       Trading                     $123.9       $ (91.4)     $ 32.5
       Non-trading                    1.6          (0.8)        0.8
       Hedging                       55.8         (12.7)       43.1
     Utility Group - Gas:
       Non-trading                    0.2          (0.2)         -
       Hedging                        2.8            -          2.8
     Utility Group - Electric:
       Non-trading                  116.9         (56.0)       60.9
     NU Parent:
       Hedging                         -           (3.6)       (3.6)
     ---------------------------------------------------------------------
     Total                         $301.2       $(164.7)     $136.5
     ---------------------------------------------------------------------

     NU Enterprises - Trading: To gather market intelligence and utilize this information in risk management activities for the wholesale marketing activities, Select Energy conducts limited energy trading activities in electricity, natural gas, and oil, and therefore, experiences net open positions. Select Energy manages these open positions with strict policies that limit its exposure to market risk and require daily reporting to management of potential financial exposures.

     Derivatives used in trading activities are recorded at fair value and included in the consolidated balance sheets as derivative assets or liabilities. Changes in fair value are recognized in operating revenues in the consolidated statements of income in the period of change. The net fair value positions of the trading portfolio at March 31, 2004 and at December 31, 2003 were assets of $27.4 million and $32.5 million, respectively.

     Select Energy's trading portfolio includes New York Mercantile Exchange (NYMEX) futures and options, the fair value of which is based on closing exchange prices; over-the-counter forwards and options, the fair value of which is based on the mid-point of bid and ask market prices; and bilateral contracts for the purchase or sale of electricity or natural gas, the fair value of which is determined using available information from external sources. Select Energy's trading portfolio also includes transmission congestion contracts (TCC). The fair value of TCCs included in the trading portfolio is based on published market data.

     NU Enterprises - Non-trading: Non-trading derivative contracts are used for delivery of energy related to Select Energy's wholesale and retail marketing activities. These contracts are subject to fair value accounting because these contracts are derivatives that cannot be designated as normal purchases or sales, as defined. These contracts cannot be designated as normal purchases or sales either because they are included in the New York energy market that settles financially or because management did not elect the normal purchases and sales designation. Changes in fair value of a negative $0.3 million of non-trading derivative contracts were recorded in revenues in the first quarter of 2004.

     Market information for TCCs included in non-trading is not available, and those contracts cannot be reliably valued. Management believes the amounts paid for these contracts, which total $2.8 million and are included in premiums paid, are equal to their fair value.

     NU Enterprises - Hedging: Select Energy utilizes derivative financial and commodity instruments, including futures and forward contracts, to reduce market risk associated with fluctuations in the price of electricity and natural gas purchased to meet firm sales commitments to certain customers. Select Energy also utilizes derivatives, including price swap agreements, call and put option contracts, and futures and forward contracts to manage the market risk associated with a portion of its anticipated supply and delivery requirements. These derivatives have been designated as cash flow hedging instruments and are used to reduce the market risk associated with fluctuations in the price of electricity, natural gas, or oil. A derivative that hedges exposure to the variable cash flows of a forecasted transaction (a cash flow hedge) is initially recorded at fair value with changes in fair value recorded in accumulated other comprehensive income. Cash flow hedges impact net income when the forecasted transaction being hedged occurs, when hedge ineffectiveness is measured and recorded, when the forecasted transaction being hedged is no longer probable of occurring, or when there is accumulated other comprehensive loss and the hedge and the forecasted transaction being hedged are in a loss position on a combined basis.

     Select Energy maintains natural gas service agreements with certain customers to supply gas at fixed prices for terms extending through 2006. Select Energy has hedged its gas supply risk under these agreements through NYMEX futures contracts. Under these contracts, which also extend through 2006, the purchase price of a specified quantity of gas is effectively fixed over the term of the gas service agreements. At March 31, 2004 the NYMEX futures contracts had notional values of $53.5 million and were recorded at fair value as derivative assets of $13.5 million.

     Select Energy maintains power swaps to hedge purchases in New England as well as financial gas contracts and gas futures to hedge electricity purchase contracts that are indexed to gas prices. These hedging contracts, which are valued at the mid-point of bid and ask market prices, were recorded as derivative assets of $45.4 million and derivative liabilities of $12.7 million at March 31, 2004.

     To hedge the congestion price differences associated with LMP in the New England and the Pennsylvania, New Jersey, Maryland and Delaware (PJM) regions, Select Energy holds Financial Transmission Rights (FTR) contracts recorded as a derivative asset at a fair value of $1.1 million at March 31, 2004.

     Other hedging derivative assets, which are valued at the mid-point of bid and ask market prices, include forwards, futures, options and swaps to hedge Select Energy's basic generation service (BGS) contracts in the PJM region and were recorded at fair value as derivative assets of $10.9 million at March 31, 2004.

     Select Energy New York, Inc. maintains financial power swaps to hedge its retail sales portfolio through 2004, which were also valued at the mid-point of bid and ask market prices. These contracts were recorded at fair value as derivative assets of $7.1 million at March 31, 2004.

     In the first quarter of 2004, Select Energy began hedging natural gas inventory with gas futures that qualify as fair value hedges. The changes in fair value of the futures and the hedged inventory are recorded on the consolidated balance sheets.

     Utility Group - Gas - Non-trading: Yankee Gas' non-trading derivatives consist of firm sales contracts with options to curtail delivery. These contracts are subject to fair value accounting because these contracts are derivatives that cannot be designated as normal purchases or sales, as defined, because of the optionality in their contract terms. The net fair values of non-trading derivatives at March 31, 2004 were liabilities of $0.3 million.

     Utility Group - Gas - Hedging: Yankee Gas maintains a master swap agreement with a financial counterparty to purchase gas at fixed prices. Under this master swap agreement, the purchase price of a specified quantity of gas for an unaffiliated customer is effectively fixed over the term of the gas service agreements with that customer for a period not extending beyond 2005. At March 31, 2004 the commodity swap agreement had a notional value of $5.3 million and was recorded at fair value as a derivative asset of $3.2 million.

     Utility Group - Electric - Non-trading: CL&P has two IPP contracts to purchase power that contain pricing provisions that are not clearly and closely related to the price of power and therefore do not qualify for the normal purchases and sales exception to SFAS No. 133, as amended. The fair values of these IPP non-trading derivatives at March 31, 2004 include a derivative asset with a fair value of $145.5 million and a derivative liability with a fair value of $55 million. An offsetting regulatory liability and an offsetting regulatory asset were recorded, as these contracts are part of the stranded costs, and management believes that these costs will continue to be recovered or refunded in rates.

     To mitigate the risk associated with certain supply contracts, CL&P purchased FTRs. FTRs are derivatives that do not qualify for the normal purchases and sales exception. The fair value of these FTR non-trading derivatives at March 31, 2004 was an asset of $1.5 million.

     NU Parent - Hedging: In March of 2003, NU parent entered into a fixed to floating interest rate swap on its $263 million, 7.25 percent fixed-rate note that matures on April 1, 2012. As a matched-terms fair value hedge, the changes in fair value of the swap and the hedged debt instrument are recorded on the consolidated balance sheets but are equal and offsetting in the consolidated statements of income. The cumulative change in the fair value of the hedged debt of $5.7 million is included as long-term debt on the consolidated balance sheets. The resulting changes in interest payments made are recorded as adjustments to interest expense.

3.   GOODWILL AND OTHER INTANGIBLE ASSETS (Yankee Gas, NU Enterprises)

     SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets deemed to have indefinite useful lives be reviewed for impairment at least annually by applying a fair value-based test. NU uses October 1 as the annual goodwill impairment testing date. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value and if the implied fair value of goodwill based on the estimated fair value of the reporting unit is less than the carrying amount. There were no impairments or adjustments to the goodwill balances during the three-month periods ended March 31, 2004 and 2003.

     NU's reporting units that maintain goodwill are generally consistent with the operating segments underlying the reportable segments identified in Note 8, "Segment Information," to the consolidated financial statements. Consistent with the way management reviews the operating results of its reporting units, NU's reporting units under the NU Enterprises reportable segment include: 1) the merchant energy reporting unit and 2) the energy services reporting unit. The merchant energy unit is comprised of the operations of Select Energy, Northeast Generation Company (NGC) and the generation operations of Holyoke Water Power Company (HWP), while the energy services reporting unit is comprised of the operations of SESI, Northeast Generation Services Company (NGS) and Woods Network Services, Inc. (Woods Network). As a result, NU's reporting units that maintain goodwill are as follows: the Yankee Gas reporting unit, which is classified under the Utility Group - gas reportable segment; the merchant energy reporting unit, which is classified under the NU Enterprises - merchant energy reportable segment; and the energy services reporting unit, which is classified under NU Enterprises - eliminations and other. The goodwill balances of these reporting units are included in the table herein.

     At March 31, 2004, NU maintained $319.9 million of goodwill that is no longer being amortized, $13.5 million of identifiable intangible assets subject to amortization and $8.5 million of intangible assets not subject to amortization. At December 31, 2003, NU maintained $319.9 million of goodwill that is no longer being amortized, $14.4 million of identifiable intangible assets subject to amortization and $8.5 million of intangible assets not subject to amortization. A summary of NU's goodwill balances at March 31, 2004 and December 31, 2003, by reportable segment and reporting unit is as follows:

     --------------------------------------------------------------------------
     (Millions of Dollars)              March 31, 2004      December 31, 2003
     --------------------------------------------------------------------------
     Utility Group - Gas:
         Yankee Gas                          $287.6               $287.6
     NU Enterprises:
         Merchant Energy                        3.2                  3.2
         Energy Services                       29.1                 29.1
     --------------------------------------------------------------------------
     Totals                                  $319.9               $319.9
     --------------------------------------------------------------------------

     The goodwill recorded related to the acquisition of Yankee Gas is not being recovered from the customers of Yankee Gas.

     At March 31, 2004 and December 31, 2003, NU's intangible assets and related accumulated amortization, all of which related to NU
     Enterprises, consisted of the following:

     --------------------------------------------------------------------------
                                                At March 31, 2004
     --------------------------------------------------------------------------
                                         Gross      Accumulated       Net
     (Millions of Dollars)              Balance     Amortization    Balance
     --------------------------------------------------------------------------
     Intangible assets subject
       to amortization:
         Exclusivity agreement           $17.7         $ 7.9         $ 9.8
         Customer list                     6.6           2.9           3.7
         Customer backlog,
           employment related
           agreements and other            0.1           0.1            -
     --------------------------------------------------------------------------
     Totals                              $24.4         $10.9         $13.5
     --------------------------------------------------------------------------
     Intangible assets not
       subject to amortization:
         Customer relationships           $5.2
         Tradenames                        3.3
     -------------------------------------------------
     Totals                               $8.5
     -------------------------------------------------

     --------------------------------------------------------------------------
                                               At December 31, 2003
     --------------------------------------------------------------------------
                                         Gross      Accumulated       Net
     (Millions of Dollars)              Balance    Amortization     Balance
     --------------------------------------------------------------------------
     Intangible assets subject
       to amortization:
         Exclusivity agreement           $17.7         $ 7.2         $10.5
         Customer list                     6.6           2.7           3.9
         Customer backlog,
           employment related
           agreements and other            0.1           0.1            -
     --------------------------------------------------------------------------
     Totals                              $24.4         $10.0         $14.4
     --------------------------------------------------------------------------
     Intangible assets not
       subject to amortization:
         Customer relationships           $5.2
         Tradenames                        3.3
     -------------------------------------------------
     Totals                               $8.5
     -------------------------------------------------

     NU recorded amortization expense of $0.9 million for the three months ended March 31, 2004 and 2003, respectively, related to intangible assets. Based on the current amount of intangible assets subject to amortization, the estimated annual amortization expense for 2004 and for each of the succeeding 5 years from 2005 through 2009 is $3.6 million in 2004 through 2007 and no amortization expense in 2008 or 2009. These amounts may vary as acquisitions and dispositions occur in the future.

4.   COMMITMENTS AND CONTINGENCIES

     A.   Restructuring and Rate Matters (CL&P, PSNH, WMECO)

          Connecticut:

          Impacts of Standard Market Design: On March 1, 2003, the New
          England Independent System Operator (ISO-NE) implemented Standard Market Design (SMD). As part of SMD, LMP is utilized to assign value and causation to transmission congestion and line losses.

          CL&P was billed $186 million of incremental LMP costs by its standard offer service suppliers, including affiliate Select Energy, or by ISO-NE in 2003. CL&P and its suppliers disputed the responsibility for the $186 million of incremental LMP costs incurred. A settlement agreement was reached among all the parties involved and was filed with the Federal Energy Regulatory Commission (FERC) on March 3, 2004. NU recorded a pre-tax loss in 2003 of approximately $60 million (approximately $37 million after-tax) related to this settlement agreement. This settlement agreement will not be final until it is approved by the FERC, and management expects to receive FERC approval of the settlement agreement in the first half of 2004.

          CTA and SBC Reconciliation: On April 1, 2004, CL&P filed its annual Competitive Transition Assessment (CTA) and System Benefits Charge (SBC) reconciliation with the DPUC. For the year ended December 31, 2003, total CTA revenues and excess Generation Service Charge (GSC) revenues exceeded the CTA revenue requirement by $148.3 million. This amount was recorded as a regulatory liability on the accompanying consolidated balance sheets. For the same period, SBC revenues exceeded the SBC revenue requirement by $25.5 million. Management expects a decision in this docket from the DPUC by the end of 2004.

          New Hampshire:

          SCRC Reconciliation Filing: On an annual basis, PSNH files with the New Hampshire Public Utilities Commission (NHPUC) a Stranded Cost Recovery Charge (SCRC) reconciliation filing for the preceding calendar year. This filing includes the reconciliation of stranded cost revenues with stranded costs, and transition energy service
          (TS) revenues with TS costs. The NHPUC reviews the filing, including a prudence review of PSNH's generation operations. The 2003 SCRC filing was made on April 30, 2004. Management does not expect the review of the 2003 SCRC filing to have a material effect on PSNH's net income or financial position.

          Massachusetts:

          Transition Cost Reconciliations: On March 31, 2003, WMECO filed its 2002 transition cost reconciliation with the Massachusetts Department of Telecommunications and Energy (DTE). This filing reconciled the recovery of generation-related stranded costs for calendar year 2002 and included the renegotiated purchased power contract related to the Vermont Yankee nuclear unit.

          On July 15, 2003, the DTE issued a final order on WMECO's 2001 transition cost reconciliation, which addressed WMECO's cost tracking mechanisms. As part of that order, the DTE directed WMECO to revise its 2002 annual transition cost reconciliation filing. The revised filing was submitted to the DTE on September 22, 2003. Hearings have been held, and the timing of a final decision is uncertain. Management does not expect the outcome of this docket to have a material adverse impact on WMECO's net income or financial position.

          On March 31, 2004, WMECO filed its 2003 transition cost reconciliation with the DTE. This filing reconciled the recovery of generation-related stranded costs for calendar year 2003. The timing of a final decision is uncertain. Management does not expect the outcome of this docket to have a material adverse impact on WMECO's net income or financial position.

     B.   NRG Energy, Inc. Exposures (CL&P, Yankee Gas, NGS)

          Certain subsidiaries of NU, including CL&P and Yankee Gas, have entered into transactions with NRG Energy, Inc. (NRG) and certain of its subsidiaries. On May 14, 2003, NRG and certain of its subsidiaries filed voluntary bankruptcy petitions. On December 5, 2003, NRG emerged from bankruptcy. NU's NRG-related exposures as a result of these transactions relate to 1) the recovery of congestion charges incurred by NRG prior to the implementation of SMD on March 1, 2003, 2) the recovery of CL&P's station service billings from NRG, and 3) the recovery of Yankee Gas' and CL&P's expenditures that were incurred related to an NRG subsidiary's generating plant construction project that is now abandoned. While it is unable to determine the ultimate outcome of these issues, management does not expect their resolution will have a material adverse effect on NU's consolidated financial condition or results of operations.

     C.   Long-Term Contractual Arrangements (Select Energy)

          Select Energy maintains long-term agreements to purchase energy in the normal course of business as part of its portfolio of resources to meet its actual or expected sales commitments. The aggregate amount of these purchase contracts was $5.9 billion at March 31, 2004, as follows (millions of dollars):

          ---------------------------------------------------------------------
          Year
          ---------------------------------------------------------------------
          2004                 $3,842.5
          2005                  1,372.5
          2006                    204.8
          2007                    109.1
          2008                     93.3
          Thereafter              295.6
          ---------------------------------------------------------------------
          Total                $5,917.8
          ---------------------------------------------------------------------

          Select Energy's purchase contract amounts can exceed the amount expected to be reported in fuel, purchased and net interchange power as energy trading purchases are classified net with the corresponding revenues.

          NU's other long-term contractual arrangements have not changed significantly from the amounts reported at December 31, 2003.

     D.   Deferred Contractual Obligations (NU, CL&P, PSNH, WMECO)

          The purchasers of NU's ownership shares of the Millstone, Seabrook and Vermont Yankee plants assumed the obligation of decommissioning those plants, but NU still has significant decommissioning and plant closure cost obligations to the companies that own the Yankee Atomic (YA), Connecticut Yankee (CY) and Maine Yankee (MY) nuclear power plants (collectively, the Yankee Companies). Each plant has been shut down and is undergoing decommissioning. The Yankee Companies collect decommissioning and closure costs through wholesale, FERC-approved rates charged under power purchase agreements to NU's electric utility companies CL&P, PSNH and WMECO. These companies in turn pass these costs on to their customers through state regulatory commission-approved retail rates. YA has received FERC approval to collect all presently estimated decommissioning costs. MY is currently negotiating a settlement with the FERC and others to collect its presently estimated decommissioning costs.

          CY's estimated decommissioning and plant closure costs for the period 2000 through 2023 have increased approximately $390 million over the April 2000 estimate of $434 million approved by the FERC in a rate case settlement. The revised estimate reflects the fact that CY is now self-performing all work to complete the decommissioning of the plant due to the termination of the decommissioning contract with Bechtel Power Corporation in July 2003, the increases in the projected costs of spent fuel storage, and increased security and liability and property insurance. NU's share of CY's increased decommissioning and plant closure costs is approximately $191 million. CY has not yet applied to the FERC for recovery of this amount. In total, NU's estimated remaining decommissioning and plant closure obligation to CY is $320.7 million.

          NU cannot at this time predict the timing or outcome of the FERC proceeding required for the collection of the increased decommissioning costs. Management believes that these costs have been prudently incurred and will ultimately be recovered from the customers of CL&P, PSNH and WMECO. However, there is a risk that some portion of these increased costs may not be recovered as a result of the FERC proceedings.

     E.   Consolidated Edison, Inc. Merger Litigation

          There were no material developments in the first quarter of 2004 in the litigation between NU and Consolidated Edison, Inc. (Con Edison). Certain gain and loss contingencies continue to exist with regard to the 1999 merger agreement between NU and Con Edison and the related litigation.

5.   COMPREHENSIVE INCOME (NU, CL&P, PSNH, WMECO, NU Enterprises)

     Total comprehensive income, which includes all comprehensive income items by category, for the three months ended March 31, 2004 and 2003 is as follows:

----------------------------------------------------------------------------------------------
                                                  Three Months Ended March 31, 2004
----------------------------------------------------------------------------------------------
                                                                             NU
(Millions of Dollars)                    NU      CL&P    PSNH    WMECO   Enterprises    Other
----------------------------------------------------------------------------------------------
Net income*                            $67.4    $26.2   $11.8     $3.5      $18.8        $7.1
Comprehensive income items:
  Qualified cash flow
    hedging instruments                 16.5       -       -        -        16.5          -
  Unrealized gains on securities         0.4       -       -        -          -          0.4
----------------------------------------------------------------------------------------------
Net change in comprehensive
  income items                          16.9       -       -        -        16.5         0.4
----------------------------------------------------------------------------------------------
Total comprehensive income             $84.3    $26.2   $11.8     $3.5      $35.3        $7.5
----------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------
                                                  Three Months Ended March 31, 2003
----------------------------------------------------------------------------------------------
                                                                             NU
(Millions of Dollars)                    NU      CL&P    PSNH    WMECO   Enterprises    Other
----------------------------------------------------------------------------------------------
Net income*                            $60.2    $25.3   $10.8     $6.1      $5.2        $12.8
Comprehensive income items:
  Qualified cash flow
    hedging instruments                 (3.7)      -       -        -       (2.3)        (1.4)
  Unrealized (losses)/gains
    on securities                       (0.1)     0.4     0.6      0.1        -          (1.2)
----------------------------------------------------------------------------------------------
Net change in comprehensive
  (loss)/income items                   (3.8)     0.4     0.6      0.1      (2.3)        (2.6)
----------------------------------------------------------------------------------------------
Total comprehensive income             $56.4    $25.7   $11.4     $6.2      $2.9        $10.2
----------------------------------------------------------------------------------------------

    *Net income after preferred dividends of subsidiaries.

     Amounts included in the Other column primarily relate to NU parent and Northeast Utilities Service Company (NUSCO).

     Accumulated other comprehensive income fair value adjustments in NU's qualified cash flow hedging instruments are as follows:

     --------------------------------------------------------------------------
                                             At March 31,     At December 31,
     (Millions of Dollars, Net of Tax)           2004               2003
     --------------------------------------------------------------------------
     Balance at beginning of period             $24.8              $15.5
     Hedged transactions recognized
       into earnings                            (18.3)              (5.3)
     Change in fair value                        30.8                5.0
     Cash flow transactions entered
       into for the period                        4.0                9.6
     --------------------------------------------------------------------------
     Net change associated with the
       current period hedging transactions       16.5                9.3
     --------------------------------------------------------------------------
     Total fair value adjustments included
       in accumulated other
       comprehensive income                     $41.3              $24.8
     --------------------------------------------------------------------------

     Accumulated other comprehensive income items unrelated to NU's qualified cash flow hedging instruments totaled $1.6 million and $1.2 million in gains at March 31, 2004 and December 31, 2003, respectively. These amounts primarily relate to unrealized gains on investments in marketable debt and equity securities, net of related income taxes.

6.   EARNINGS PER SHARE (NU)

     EPS is computed based upon the weighted average number of common shares outstanding during each period. Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect if certain securities are converted into common stock. At March 31, 2004 and 2003, 655,326 options and 3,226,913 options, respectively, were excluded from the following table as these options were antidilutive. The following table sets forth the components of basic and fully diluted EPS:

     --------------------------------------------------------------------------
     (Millions of Dollars,                    Three Months Ended March 31,
     Except for Share Information)               2004              2003
     --------------------------------------------------------------------------
     Income before preferred
       dividends of subsidiaries                $68.8             $61.6
     Preferred dividends
       of subsidiaries                            1.4               1.4
     --------------------------------------------------------------------------
     Net income                                 $67.4             $60.2
     --------------------------------------------------------------------------
     Basic EPS common shares
       outstanding (average)              127,879,766       127,013,678
     Dilutive effects of employee
       stock options                          181,320            97,594
     --------------------------------------------------------------------------
     Fully diluted EPS common shares
       outstanding (average)              128,061,086       127,111,272
     --------------------------------------------------------------------------
     Basic and fully diluted EPS                $0.53             $0.47
     --------------------------------------------------------------------------

7. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (All Companies)

     NU's subsidiaries participate in a uniform noncontributory defined benefit retirement plan (Pension Plan) covering substantially all regular NU employees and also provide certain health care benefits, primarily medical and dental, and life insurance benefits through a benefit plan to retired employees (PBOP Plan). The components of net periodic benefit expense/(income) for the Pension Plan and the PBOP Plan for the three months ended March 31, 2004 and 2003 are estimated as follows:

     --------------------------------------------------------------------------
                                   For the Three Months Ended March 31,
     --------------------------------------------------------------------------
                              Pension Benefits         Postretirement Benefits
     --------------------------------------------------------------------------
     (Millions of Dollars)     2004        2003            2004        2003
     --------------------------------------------------------------------------
     Service cost             $ 9.9      $  8.8           $ 1.5       $ 1.3
     Interest cost             29.5        29.3             6.3         6.7
     Expected return
       on plan assets         (43.7)      (45.6)           (3.1)       (3.7)
     Amortization of
       unrecognized net
       transition
       (asset)/obligation      (0.4)       (0.4)            3.0         3.0
     Amortization of
       prior service cost       1.8         1.8            (0.1)       (0.1)
     Amortization of
       actuarial loss/(gain)    3.6        (1.8)             -           -
     Other amortization, net     -           -              2.7         1.6
     --------------------------------------------------------------------------
     Total - net periodic
       expense/(income)       $ 0.7       $(7.9)          $10.3       $ 8.8
     --------------------------------------------------------------------------

     A portion of these expenses/(income) is capitalized related to employees working on capital projects.

     NU does not expect to make any contributions to the Pension Plan in 2004. NU continues to anticipate contributing approximately $10.3 million quarterly totaling $41 million in 2004 to fund its PBOP Plan.

     As a result of ongoing litigation with nineteen former employees, in April 2004 NU was ordered by the court to modify its retirement plan to include special retirement benefits for fifteen of these former employees retroactive to the dates of their retirement. As NU appealed the ruling, these amounts are not included in the pension and PBOP information above.

     There is no immediate impact of the court order, and if NU is ultimately required to provide retroactive benefits, then the amount of the benefits would be recorded as a pension plan amendment, which would be amortized as a prior service cost and would increase pension expense over a 13-year amortization period.

     For further information regarding this matter, See Part II - Item 1. "Legal Proceedings," included in this combined report on Form 10-Q.

8.   SEGMENT INFORMATION (All Companies)

     NU is organized between the Utility Group and NU Enterprises businesses based on a combination of factors, including the characteristics of each business' products and services, the sources of operating revenues and expenses and the regulatory environment in which they operate. Based on enhanced information that is reviewed by NU's chief operating decision maker, separate detailed information regarding the Utility Group's transmission businesses and NU Enterprises' merchant energy business is now included in the following segment information. Segment information for all periods has been restated to conform to the current presentation except for total asset information for the transmission business segment.

     The Utility Group segment, including both the regulated electric distribution and transmission businesses, as well as the gas distribution business comprised of Yankee Gas, represents approximately 68 percent and 75 percent of NU's total revenues for the three months ended March 31, 2004 and 2003, respectively, and includes the operations of the regulated electric utilities, CL&P, PSNH and WMECO, whose complete financial statements are included in NU's combined report on Form 10-Q. PSNH's distribution segment includes generation activities. Also included in this combined report on Form 10-Q is detailed information regarding CL&P's, PSNH's, and WMECO's transmission businesses. Utility Group revenues from the sale of electricity and natural gas primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.

     The NU Enterprises merchant energy business segment includes Select Energy, NGC, the generation operations of HWP, and their respective subsidiaries, while the eliminations and other business segment includes SESI, NGS, Woods Network, and their respective subsidiaries and intercompany eliminations. The results of NU Enterprises parent are also included within eliminations and other.

     Effective January 1, 2004, Select Energy began serving a portion of CL&P's transitional standard offer (TSO) load for 2004. Total Select Energy revenues from CL&P for CL&P's standard offer load, TSO load and for other transactions with CL&P, represented approximately $179 million or 22 percent for the three months ended March 31, 2004 and approximately $177 million or 29 percent for the three months ended March 31, 2003, of total NU Enterprises' revenues. Total CL&P purchases from NU Enterprises are eliminated in consolidation.

     Additionally, WMECO's purchases from Select Energy for standard offer and default service and for other transactions with Select Energy represented approximately $32 million and $39 million of total NU Enterprises' revenues for the three months ended March 31, 2004 and 2003, respectively. Total WMECO purchases from NU Enterprises are eliminated in consolidation.

     Select Energy revenues related to contracts with NSTAR represented $88.7 million or 11 percent of total NU Enterprises' revenues for the three months ended March 31, 2004. Select Energy also provides BGS in the New Jersey market. Select Energy revenues related to these contracts represented $110 million or 16 percent of total NU Enterprises' revenues for the three months ended March 31, 2003. No other individual customer, including BGS, represented in excess of 10 percent of NU Enterprises' revenues for the three months ended March 31, 2004 or 2003.

     Eliminations and other in the NU consolidated following tables includes the results for Mode 1 Communications, Inc., an investor in a fiber-optic communications network, the results of the nonenergy-related subsidiaries of Yankee Energy System, Inc., (Yankee Energy Services Company, RMS, Yankee Energy Financial Services, and NorConn Properties, Inc.) the results of NU's parent and service companies, and the company's investment in Acumentrics Corporation. Interest expense included in eliminations and other primarily relates to the debt of NU parent. Inter-segment eliminations of revenues and expenses are also included in eliminations and other. Eliminations and other includes NU's investment in RMS, which was consolidated with NU effective July 1, 2003.

     NU's segment information for the three months ended March 31, 2004 and 2003 is as follows (some amounts between segment schedules may not agree due to rounding):

------------------------------------------------------------------------------------------------
                                            For the Three Months Ended March 31, 2004
------------------------------------------------------------------------------------------------
                               Utility Group
                     -------------------------------------
                          Distribution
(Millions of         ---------------------     Regulated       NU        Eliminations
Dollars)             Electric       Gas      Transmission  Enterprises     and Other   Totals
------------------------------------------------------------------------------------------------
Operating revenues   $1,059.7     $  171.2     $  31.1      $  796.3       $(220.0)   $1,838.3
Depreciation and
amortization           (110.2)        (6.4)       (5.0)         (4.7)         (0.6)     (126.9)
Other
  operating
  expenses             (856.6)      (139.8)      (13.2)       (747.6)        218.6    (1,538.6)
------------------------------------------------------------------------------------------------
Operating income/
  (loss)                 92.9         25.0        12.9          44.0          (2.0)      172.8
Interest
  expense, net          (39.9)        (3.9)       (2.3)        (13.6)         (3.0)      (62.7)
Other income/
  (loss), net             3.2         (0.5)       (0.2)          1.2          (2.1)        1.6
Income tax
  (expense)/
  benefit               (20.6)        (8.7)       (3.1)        (12.8)          2.3       (42.9)
Preferred
  dividends              (1.4)          -           -             -             -         (1.4)
------------------------------------------------------------------------------------------------
Net income/(loss)    $   34.2     $   11.9     $   7.3      $   18.8       $  (4.8)   $   67.4
------------------------------------------------------------------------------------------------
Total assets (1)     $8,336.8     $1,066.2         N/A      $2,246.0       $(110.2)   $11,538.8
------------------------------------------------------------------------------------------------
Total investments
  in plant           $   97.0     $    7.8     $  24.9      $    5.7       $   2.4    $   137.8
------------------------------------------------------------------------------------------------

     (1) Information for segmenting total assets between distribution and transmission is not available at March 31, 2004. On a NU consolidated basis, these distribution and transmission assets are disclosed in the electric distribution column above.

------------------------------------------------------------------------------------------------
                                            For the Three Months Ended March 31, 2003
------------------------------------------------------------------------------------------------
                               Utility Group
                     -------------------------------------
                          Distribution
(Millions of         ---------------------     Regulated       NU        Eliminations
Dollars)             Electric       Gas      Transmission  Enterprises     and Other   Totals
------------------------------------------------------------------------------------------------
Operating revenues   $1,010.3     $  151.0     $   31.2     $  612.9       $(221.2)   $1,584.2
Depreciation and
amortization           (130.3)        (5.7)        (4.6)        (4.8)         (0.6)     (146.0)
Other
  operating
  expenses             (778.2)      (114.9)       (13.2)      (588.1)        220.2    (1,274.2)
------------------------------------------------------------------------------------------------
Operating income/
  (loss)                101.8         30.4         13.4         20.0          (1.6)      164.0
Interest
  expense, net          (42.4)        (3.2)        (1.3)       (11.2)         (5.5)      (63.6)
Other(loss)/
  income, net            (0.4)        (0.5)        (0.1)         0.6           1.0         0.6
Income tax
  (expense)/
  benefit               (23.4)       (10.9)        (4.0)        (4.2)          3.1       (39.4)
Preferred
  dividends              (1.4)          -            -            -             -         (1.4)
------------------------------------------------------------------------------------------------
Net income/(loss)    $   34.2     $   15.8     $    8.0     $    5.2       $  (3.0)   $   60.2
------------------------------------------------------------------------------------------------
Total investments
  in plant           $   68.5     $    8.9     $   13.7     $    5.0        $   0.7   $   96.8
------------------------------------------------------------------------------------------------

     Utility Group segment information related to the regulated electric distribution and transmission businesses for CL&P, PSNH and WMECO for the three months ended March 31, 2004 and 2003 is as follows:

     ---------------------------------------------------------------------
              CL&P - For the Three Months Ended March 31, 2004
     ---------------------------------------------------------------------
     (Millions of
       Dollars)                Distribution    Transmission     Totals
     ---------------------------------------------------------------------
     Operating revenues          $  727.7        $   21.0      $  748.7
     Depreciation and
       amortization                 (53.9)           (3.6)        (57.5)
     Other
       operating
       expenses                    (618.2)           (8.7)       (626.9)
     ---------------------------------------------------------------------
     Operating income                55.6             8.7          64.3
     Interest
       expense, net                 (25.5)           (1.6)        (27.1)
     Other income/
       (loss), net                    5.2            (0.1)          5.1
     Income tax
       expense                      (12.8)           (1.9)        (14.7)
     Preferred
       dividends                     (1.4)             -           (1.4)
     ---------------------------------------------------------------------
     Net income                  $   21.1        $    5.1      $   26.2
     ---------------------------------------------------------------------
     Total investments
       in plant                  $   60.9        $   19.7      $   80.6
     ---------------------------------------------------------------------

     ---------------------------------------------------------------------
              CL&P - For the Three Months Ended March 31, 2003
     ---------------------------------------------------------------------
     (Millions of
       Dollars)                Distribution    Transmission     Totals
     ---------------------------------------------------------------------
     Operating revenues          $   686.1       $   19.8      $  705.9
     Depreciation and
       amortization                  (76.8)          (3.4)        (80.2)
     Other
       operating
       expenses                     (547.5)          (9.1)       (556.6)
     ---------------------------------------------------------------------
     Operating income                 61.8            7.3          69.1
     Interest
       expense, net                  (27.7)          (1.0)        (28.7)
     Other income/
       (loss), net                     0.9           (0.2)          0.7
     Income tax
       expense                       (12.6)          (1.8)        (14.4)
     Preferred
       dividends                      (1.4)            -           (1.4)
     ---------------------------------------------------------------------
     Net income                  $    21.0       $    4.3      $   25.3
     ---------------------------------------------------------------------
     Total investments
       in plant                  $    46.4       $   10.0      $   56.4
     ---------------------------------------------------------------------

     ---------------------------------------------------------------------
                PSNH - For the Three Months Ended March 31, 2004
     ---------------------------------------------------------------------
     (Millions of
       Dollars)                Distribution    Transmission     Totals
     ---------------------------------------------------------------------
     Operating revenues          $   237.7       $    6.5      $  244.2
     Depreciation and
       amortization                  (45.9)          (0.8)        (46.7)
     Other
       operating
       expenses                     (163.0)          (3.0)       (166.0)
     ---------------------------------------------------------------------
     Operating income                 28.8            2.7          31.5
     Interest
       expense, net                  (10.9)          (0.4)        (11.3)
     Other loss, net                  (1.7)            -           (1.7)
     Income tax
       expense                        (5.9)          (0.8)         (6.7)
     ---------------------------------------------------------------------
     Net income                  $    10.3       $    1.5      $   11.8
     ---------------------------------------------------------------------
     Total investments
       in plant                  $    28.7       $    5.1      $   33.8
     ---------------------------------------------------------------------

     ---------------------------------------------------------------------
                PSNH - For the Three Months Ended March 31, 2003
     ---------------------------------------------------------------------
     (Millions of
       Dollars)                Distribution    Transmission     Totals
     ---------------------------------------------------------------------
     Operating revenues          $  223.6        $    7.2      $  230.8
     Depreciation and
       amortization                 (36.7)           (0.7)        (37.4)
     Other
       operating
       expenses                    (159.3)           (2.7)       (162.0)
     ---------------------------------------------------------------------
     Operating income                27.6             3.8          31.4
     Interest
       expense, net                 (11.3)           (0.2)        (11.5)
     Other (loss)/
       income, net                   (1.3)            0.1          (1.2)
     Income tax
       expense                       (6.6)           (1.3)         (7.9)
     ---------------------------------------------------------------------
     Net income                  $    8.4        $    2.4      $   10.8
     ---------------------------------------------------------------------
     Total investments
       in plant                  $   17.8        $    3.6      $   21.4
     ---------------------------------------------------------------------

     ---------------------------------------------------------------------
                WMECO - For the Three Months Ended March 31, 2004
     ---------------------------------------------------------------------
     (Millions of
       Dollars)                Distribution    Transmission     Totals
     ---------------------------------------------------------------------
     Operating revenues          $   94.3        $    3.6      $   97.9
     Depreciation and
       amortization                 (10.5)           (0.4)        (10.9)
     Other
       operating
       expenses                     (75.4)           (1.6)        (77.0)
     ---------------------------------------------------------------------
     Operating income                 8.4             1.6          10.0
     Interest
       expense, net                  (3.5)           (0.3)         (3.8)
     Other loss, net                 (0.3)             -           (0.3)
     Income tax
       expense                       (1.9)           (0.5)         (2.4)
     ---------------------------------------------------------------------
     Net income                  $    2.7        $    0.8      $    3.5
     ---------------------------------------------------------------------
     Total investments
       in plant                  $    7.4        $    0.1      $    7.5
     ---------------------------------------------------------------------

     ---------------------------------------------------------------------
                WMECO - For the Three Months Ended March 31, 2003
     ---------------------------------------------------------------------
     (Millions of
       Dollars)                Distribution    Transmission     Totals
     ---------------------------------------------------------------------
     Operating revenues          $  100.6        $    4.2      $  104.8
     Depreciation and
       amortization                 (16.8)           (0.4)        (17.2)
     Other
       operating
       expenses                     (71.5)           (1.4)        (72.9)
     ---------------------------------------------------------------------
     Operating income                12.3             2.4          14.7
     Interest
       expense, net                  (3.4)           (0.1)         (3.5)
     Income tax
       expense                       (4.2)           (0.9)         (5.1)
     ---------------------------------------------------------------------
     Net income                  $    4.7        $    1.4      $    6.1
     ---------------------------------------------------------------------
     Total investments
       in plant                  $    4.3        $    0.1      $    4.4
     ---------------------------------------------------------------------

     NU Enterprises' segment information for the three months ended March 31, 2004 and 2003 is as follows:

     --------------------------------------------------------------------------
           NU Enterprises - For the Three Months Ended March 31, 2004
     --------------------------------------------------------------------------
     (Millions of)                              Eliminations
       Dollars)             Merchant Energy      and Other          Totals
     --------------------------------------------------------------------------
     Operating revenues         $ 734.4           $   61.9         $  796.3
     Depreciation and
       amortization                (4.2)              (0.5)            (4.7)
     Other
       operating
       expenses                  (686.9)             (60.7)          (747.6)
     --------------------------------------------------------------------------
     Operating income              43.3                0.7             44.0
     Interest
       expense, net               (11.1)              (2.5)           (13.6)
     Other (loss)/
       income, net                 (0.2)               1.4              1.2
     Income tax
       (expense)/
       benefit                    (12.9)               0.1            (12.8)
     --------------------------------------------------------------------------
     Net income/(loss)          $   19.1          $   (0.3)        $   18.8
     --------------------------------------------------------------------------
     Total assets               $1,956.5          $  289.5         $2,246.0
     --------------------------------------------------------------------------
     Total investments
       in plant                 $    4.7          $    1.0         $    5.7
     --------------------------------------------------------------------------

     --------------------------------------------------------------------------
           NU Enterprises - For the Three Months Ended March 31, 2003
     --------------------------------------------------------------------------
     (Millions of)                              Eliminations
       Dollars)             Merchant Energy      and Other          Totals
     --------------------------------------------------------------------------
     Operating revenues         $  563.0          $   49.9         $  612.9
     Depreciation and
       amortization                 (4.3)             (0.5)            (4.8)
     Other
       operating
       expenses                   (538.9)            (49.2)          (588.1)
     --------------------------------------------------------------------------
     Operating income               19.8               0.2             20.0
     Interest
       expense, net                 (9.8)             (1.4)           (11.2)
     Other (loss)/
       income, net                  (1.1)              1.7              0.6
     Income tax
       expense                      (4.0)             (0.2)            (4.2)
     --------------------------------------------------------------------------
     Net income                 $    4.9          $    0.3         $    5.2
     --------------------------------------------------------------------------
     Total investments
       in plant                 $    4.5          $    0.5         $    5.0
     --------------------------------------------------------------------------




THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             March 31,         December 31,
                                                               2004                2003
                                                         ----------------    ----------------
                                                                (Thousands of Dollars)
ASSETS
------

Current Assets:
  Cash                                                   $              1    $          5,814
  Restricted cash - LMP costs                                     123,681              93,630
  Investments in securitizable assets                             186,821             166,465
  Receivables, net                                                 54,422              60,759
  Accounts receivable from affiliated companies                    88,308              73,986
  Unbilled revenues                                                 6,491               6,961
  Materials and supplies, at average cost                          31,934              31,583
  Derivative assets                                               146,943             115,370
  Prepayments and other                                            18,567              12,521
                                                         ----------------    ----------------
                                                                  657,168             567,089
                                                         ----------------    ----------------
Property, Plant and Equipment:
  Electric utility                                              3,415,572           3,355,794
     Less: Accumulated depreciation                             1,033,195           1,018,173
                                                         ----------------    ----------------
                                                                2,382,377           2,337,621
  Construction work in progress                                   236,635             224,277
                                                         ----------------    ----------------
                                                                2,619,012           2,561,898
                                                         ----------------    ----------------

Deferred Debits and Other Assets:
  Regulatory assets                                             1,639,935           1,673,010
  Prepaid pension                                                 308,695             305,320
  Other                                                           102,817              99,577
                                                         ----------------    ----------------
                                                                2,051,447           2,077,907
                                                         ----------------    ----------------

Total Assets                                             $      5,327,627    $      5,206,894
                                                         ================    ================

The accompanying notes are an integral part of these consolidated financial statements.



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             March 31,         December 31,
                                                               2004                2003
                                                         ----------------    ----------------
                                                                (Thousands of Dollars)
LIABILITIES AND CAPITALIZATION
------------------------------

Current Liabilities:
  Notes payable to affiliated companies                  $        160,525    $         91,125
  Accounts payable                                                250,107             138,155
  Accounts payable to affiliated companies                        149,125             176,948
  Accrued taxes                                                    26,151              65,587
  Accrued interest                                                 10,845              10,361
  Derivative liabilities                                           54,960              54,566
  Other                                                            41,560              49,674
                                                         ----------------    ----------------
                                                                  693,273             586,416
                                                         ----------------    ----------------

Rate Reduction Bonds                                            1,090,277           1,124,779
                                                         ----------------    ----------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                               623,971             609,068
  Accumulated deferred investment tax credits                      90,243              90,885
  Deferred contractual obligations                                309,310             318,043
  Regulatory liabilities                                          778,221             752,992
  Other                                                            77,650              79,935
                                                         ----------------    ----------------
                                                                1,879,395           1,850,923
                                                         ----------------    ----------------
Capitalization:
  Long-Term Debt                                                  830,644             830,149
                                                         ----------------    ----------------
  Preferred Stock - Non-Redeemable                                116,200             116,200
                                                         ----------------    ----------------
  Common Stockholder's Equity:
    Common stock, $10 par value - authorized
     24,500,000 shares; 6,035,205 shares outstanding
     in 2004 and 2003                                              60,352              60,352
    Capital surplus, paid in                                      331,573             326,629
    Retained earnings                                             326,248             311,793
    Accumulated other comprehensive loss                             (335)               (347)
                                                         ----------------    ----------------
  Common Stockholder's Equity                                     717,838             698,427
                                                         ----------------    ----------------
Total Capitalization                                            1,664,682           1,644,776
                                                         ----------------    ----------------

Commitments and Contingencies (Note 4)

Total Liabilities and Capitalization                     $      5,327,627    $      5,206,894
                                                         ================    ================

The accompanying notes are an integral part of these consolidated financial statements.


THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                          ---------------------------
                                                               2004          2003
                                                          -------------- ------------
                                                             (Thousands of Dollars)

Operating Revenues                                        $    748,690   $   705,916
                                                          ------------   -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power                 469,657       420,205
     Other                                                      92,137        75,839
  Maintenance                                                   16,431        11,178
  Depreciation                                                  28,625        25,416
  Amortization of regulatory (liabilities)/assets, net            (560)       27,343
  Amortization of rate reduction bonds                          29,462        27,486
  Taxes other than income taxes                                 48,657        49,362
                                                          ------------   -----------
    Total operating expenses                                   684,409       636,829
                                                          ------------   -----------
Operating Income                                                64,281        69,087

Interest Expense:
  Interest on long-term debt                                     9,899        10,112
  Interest on rate reduction bonds                              16,590        18,144
  Other interest                                                   581           403
                                                          ------------   -----------
    Interest expense, net                                       27,070        28,659
                                                          ------------   -----------
Other Income, Net                                                5,067           744
                                                          ------------   -----------
Income Before Income Tax Expense                                42,278        41,172
Income Tax Expense                                              14,665        14,450
                                                          ------------   -----------
Net Income                                                $     27,613   $    26,722
                                                          ============   ===========

The accompanying notes are an integral part of these consolidated financial statements.



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                            --------------------------------
                                                                                 2004                2003
                                                                            -------------       ------------
                                                                                  (Thousands of Dollars)
Operating Activities:
  Net income                                                                 $    27,613         $   26,722
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation                                                                  28,625             25,416
    Deferred income taxes and investment tax credits, net                         10,851            (21,708)
    Amortization of regulatory (liabilities)/assets, net                            (560)            27,343
    Amortization of rate reduction bonds                                          29,462             27,486
    Amortization of recoverable energy costs                                     (17,112)            (6,116)
    Increase in prepaid pension                                                   (3,375)            (6,850)
    Regulatory overrecoveries                                                     15,336             48,973
    Other sources of cash                                                          3,906             14,042
    Other uses of cash                                                           (19,008)           (17,215)
  Changes in current assets and liabilities:
    Restricted cash - LMP costs                                                  (30,051)               -
    Receivables and unbilled revenues, net                                        (7,515)           (15,409)
    Materials and supplies                                                          (351)              (140)
    Investments in securitizable assets                                          (20,356)            23,149
    Other current assets                                                          (6,046)            (5,273)
    Accounts payable                                                              84,129              2,270
    Accrued taxes                                                                (39,436)            21,269
    Other current liabilities                                                     (7,645)            (7,571)
                                                                             -----------         ----------
Net cash flows provided by operating activities                                   48,467            136,388
                                                                             -----------         ----------

Investing Activities:
  Investments in plant                                                           (80,644)           (56,390)
  NU system Money Pool borrowing/(lending)                                        69,400            (28,300)
  Other investment activities                                                       (205)              (900)
                                                                             -----------         ----------
Net cash flows used in investing activities                                      (11,449)           (85,590)
                                                                             -----------         ----------

Financing Activities:
  Retirement of rate reduction bonds                                             (34,502)           (32,187)
  Capital contribution from Northeast Utilities                                    5,000                -
  Cash dividends on preferred stock                                               (1,390)            (1,390)
  Cash dividends on common stock                                                 (11,769)           (10,018)
  Other financing activities                                                        (170)              (148)
                                                                             -----------         ----------
Net cash flows used in financing activities                                      (42,831)           (43,743)
                                                                             -----------         ----------
Net (decrease)/increase in cash                                                   (5,813)             7,055
Cash - beginning of period                                                         5,814                159
                                                                             -----------         ----------
Cash - end of period                                                         $         1         $    7,214
                                                                             ===========         ==========

The accompanying notes are an integral part of these consolidated financial statements.



          THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


CL&P is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the current report on Form 8-K dated January 22, 2004, and the NU 2003 Form 10-K.

RESULTS OF OPERATIONS

The following table provides the variances in income statement line items for the consolidated statements of income for CL&P included in this report on Form 10-Q for the three months ended March 31, 2004:

                                           Income Statement Variances
                                             (Millions of Dollars)
                                             2004 over/(under) 2003
                                             ----------------------
                                             Amount         Percent
                                             ------         -------
Operating Revenues:                           $ 43              6%

Operating Expenses:
Fuel, purchased and net
  interchange power                             50             12
Other operation                                 16             21
Maintenance                                      5             47
Depreciation                                     3             13
Amortization of regulatory
(liabilities)/assets, net                      (28)            (a)
Amortization of rate
  reduction bonds                                2              7
Taxes other than income taxes                    -              -
                                               ---            ---
Total operating expenses                        48              7
                                               ---            ---

Operating income                                (5)            (7)
                                               ---            ---

Interest expense, net                           (2)            (6)
Other income/(loss), net                         4             (a)
                                               ---            ---
Income before income tax expense                 1              3
Income tax expense                               -              -
                                               ---            ---
Net Income                                     $ 1              4%
                                               ===            ===
(a) Percent greater than 100.

Comparison of the First Quarter of 2004 to the First Quarter of 2003

Operating Revenues
Operating revenues increased by $43 million in the first quarter of 2004, compared with the same period in 2003, due to higher retail revenues ($80 million), partially offset by lower wholesale revenues ($35 million).

Retail revenues were higher due to an increase in the TSO rate ($50 million), Federally Mandated Congestion Costs ($40 million), higher sales volume ($7 million), partially offset by the 2003 recovery of certain fuel costs ($12 million) and lower rates for the recovery of system benefit costs ($8 million). Retail sales in the first quarter of 2004 were 2.0 percent higher than the same period last year. Wholesale revenues are lower due to a lower number of wholesale transactions.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased by $50 million in the first quarter of 2004, primarily due to higher standard offer service supply costs resulting from new contracts effective January 1, 2004 ($76 million), partially offset by the 2003 recovery of certain fuel costs ($12 million) and lower wholesale purchases ($14 million).

Other Operation
Other operation expenses increased $16 million in the first quarter of 2004, primarily due to higher transmission expenses ($9 million) resulting from higher reliability must run costs, higher administrative expense ($3 million) primarily due to lower pension income, higher customer-related expenses ($2 million), which are due to an increase in uncollectible accounts expense as a result of higher revenues and higher conservation and load management expenses, and due to the 2003 positive resolution of the CL&P Millstone use of proceeds docket ($2 million).

Maintenance
Maintenance expenses increased $5 million in the first quarter of 2004, primarily due to the 2003 positive resolution of the CL&P Millstone use of proceeds docket ($5 million).

Depreciation
Depreciation increased by $3 million in the first quarter of 2004 due to higher utility plant balances and higher depreciation rates resulting from the distribution rate case decision effective in January 2004.

Amortization of Regulatory Liabilities/Assets, Net
Amortization of regulatory liabilities/assets, net decreased by $28 million in the first quarter of 2004 primarily due to lower amortization related to the recovery of stranded costs ($21 million), and a reduction to amortization expense ($7 million) resulting from the implementation of the distribution rate case decision effective in January 2004.

Amortization of Rate Reduction Bonds
Amortization of rate reduction bonds increased by $2 million in the first quarter of 2004 due to the repayment of a higher amount of principal obligations.

Interest Expense
Interest expense, net decreased in the first quarter of 2004 by $2 million primarily due to lower rate reduction bond interest resulting from lower principal balances outstanding.

Other Income, Net
Other income, net increased $4 million in the first quarter of 2004, primarily due to the recognition beginning in 2004 of a procurement fee ($3 million) approved in the TSO docket decision.

LIQUIDITY

CL&P's net cash flows provided by operating activities decreased to $48.5 million for the three months ended March 31, 2004 from $136.4 million for the same period in 2003. Cash flows provided by operating activities decreased due to decreased regulatory overrecoveries and decreases in working capital items, primarily restricted cash - LMP costs, investments in securitizable assets and accrued taxes. These decreases were partially offset by an accounts payable increase in the first quarter of 2004 resulting from TSO supply purchases at higher prices and an increased percentage of TSO purchases from unaffiliated suppliers. The decrease in regulatory overrecoveries is primarily due to lower stranded cost and generation service collections in the first quarter of 2004 compared to 2003. The lower level of collections caused lower current taxable income and an increase in deferred income taxes from 2003.

CL&P's net cash flows used in investing activities decreased to $11.4 million for the first three months of 2004 from $85.6 million for the same period in 2003. The decrease in investing activities is primarily due to the level of NU Money Pool borrowings offset by higher capital expenditures during the first quarter of 2004 as compared to the same period in 2003.

CL&P's capital expenditures totaled $80.6 million in the first three months of 2004 compared to $56.4 million in the first three months of 2003 and are projected to total $412 million in 2004.

The level of financing activities in 2004 included a capital contribution from NU in the amount of $5 million. CL&P also paid $11.8 million in dividends to NU during the three months ended March 31, 2004 and $10 million during the three months ended March 31, 2003.

At March 31, 2004, CL&P had no borrowings outstanding on the Utility Group's $300 million revolving credit line. This credit line is scheduled to mature in November 2004 and will be renewed for at least one year.

In addition to its revolving credit line, CL&P has an arrangement with a financial institution under which CL&P can sell up to $100 million of accounts receivable and unbilled revenues. At March 31, 2004 CL&P had sold accounts receivable totaling $80 million to that financial institution. For more information regarding the sale of receivables, see Note 1H, "Summary of Significant Accounting Policies - Sale of Customer Receivables" to the consolidated financial statements.

CL&P has an application pending with the DPUC to issue up to $280 million of long-term debt in 2004 and another $600 million for the period 2005 through 2007. The majority of that debt would be issued to finance CL&P's electric transmission and distribution initiatives. CL&P also has $59 million of first mortgage bonds that can be called at a premium beginning June 1, 2004. At March 31, 2004, CL&P had $160.5 million in short-term debt outstanding from the NU Money Pool.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             March 31,         December 31,
                                                               2004                2003
                                                         ----------------    ----------------
                                                                (Thousands of Dollars)
ASSETS
------

Current Assets:
  Cash                                                     $       6,065     $        2,737
  Special deposits                                                   -               30,104
  Receivables, net                                                71,575             67,121
  Accounts receivable from affiliated companies                   17,301             11,291
  Unbilled revenues                                               41,623             39,220
  Fuel, materials and supplies, at average cost                   56,395             54,533
  Derivative assets                                                  210              1,510
  Prepayments and other                                            1,739              9,945
                                                           -------------     --------------
                                                                 194,908            216,461
                                                           -------------     --------------

Property, Plant and Equipment:
  Electric utility                                             1,545,495          1,517,513
  Other                                                            5,707              5,707
                                                           -------------     --------------
                                                               1,551,202          1,523,220
     Less: Accumulated depreciation                              646,267            635,029
                                                           -------------     --------------
                                                                 904,935            888,191
  Construction work in progress                                   43,765             37,401
                                                           -------------     --------------
                                                                 948,700            925,592
                                                           -------------     --------------
Deferred Debits and Other Assets:
  Regulatory assets                                              966,652            969,434
  Other                                                           60,578             60,324
                                                           -------------     --------------
                                                               1,027,230          1,029,758
                                                           -------------     --------------
Total Assets                                               $   2,170,838     $    2,171,811
                                                           =============     ==============

The accompanying notes are an integral part of these consolidated financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             March 31,         December 31,
                                                               2004                2003
                                                         ----------------    ----------------
                                                                (Thousands of Dollars)

LIABILITIES AND CAPITALIZATION
------------------------------

Current Liabilities:
  Notes payable to banks                                   $          -      $       10,000
  Notes payable to affiliated companies                            35,000            48,900
  Accounts payable                                                 45,533            48,408
  Accounts payable to affiliated companies                         25,623            13,911
  Accrued taxes                                                    17,198             2,543
  Accrued interest                                                 14,060            10,894
  Unremitted rate reduction bond collections                       11,193            11,051
  Derivative liabilities                                              132             1,414
  Other                                                            12,774            16,689
                                                           --------------    --------------
                                                                  161,513           163,810
                                                           --------------    --------------

Rate Reduction Bonds                                              461,974           472,222
                                                           --------------    --------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                               329,642           338,930
  Accumulated deferred investment tax credits                       1,978             2,096
  Deferred contractual obligations                                 62,156            64,237
  Regulatory liabilities                                          283,809           272,081
  Accrued pension                                                  47,416            44,766
  Other                                                            29,130            26,124
                                                           --------------    --------------
                                                                  754,131           748,234
                                                           --------------    --------------
Capitalization:
  Long-Term Debt                                                  407,285           407,285
                                                           --------------    --------------

  Common Stockholder's Equity:
    Common stock, $1 par value - authorized
     100,000,000 shares; 301 shares outstanding
     in 2004 and 2003                                                 -                 -
    Capital surplus, paid in                                      156,510           156,555
    Retained earnings                                             229,520           223,822
    Accumulated other comprehensive loss                              (95)             (117)
                                                           --------------    --------------
  Common Stockholder's Equity                                     385,935           380,260
                                                           --------------    --------------
Total Capitalization                                              793,220           787,545
                                                           --------------    --------------

Commitments and Contingencies (Note 4)

Total Liabilities and Capitalization                       $    2,170,838    $    2,171,811
                                                           ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.


PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                        ------------------------------
                                                             2004            2003
                                                        --------------  --------------
                                                            (Thousands of Dollars)

Operating Revenues                                       $     244,148    $    230,768
                                                         -------------    ------------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power                 101,122         110,938
     Other                                                      39,612          28,906
  Maintenance                                                   16,208          13,445
  Depreciation                                                  11,331          10,607
  Amortization of regulatory assets, net                        24,515          17,570
  Amortization of rate reduction bonds                          10,856           9,246
  Taxes other than income taxes                                  9,020           8,673
                                                         -------------    ------------
    Total operating expenses                                   212,664         199,385
                                                         -------------    ------------
Operating Income                                                31,484          31,383

Interest Expense:
  Interest on long-term debt                                     4,007           3,847
  Interest on rate reduction bonds                               6,957           7,410
  Other interest                                                   312             247
                                                         -------------    ------------
    Interest expense, net                                       11,276          11,504
                                                         -------------    ------------
Other Loss, Net                                                 (1,773)         (1,211)
                                                         -------------    ------------
Income Before Income Tax Expense                                18,435          18,668
Income Tax Expense                                               6,675           7,841
                                                         -------------    ------------
Net Income                                               $      11,760    $     10,827
                                                         =============    ============

The accompanying notes are an integral part of these consolidated financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                            -------------------------------
                                                                                 2004               2003
                                                                            -------------      ------------
                                                                                 (Thousands of Dollars)
Operating activities:
  Net income                                                                $    11,760       $    10,827
  Adjustments to reconcile to net cash flows
   provided by/(used in) operating activities:
    Depreciation                                                                 11,331            10,607
    Deferred income taxes and investment tax credits, net                        (8,251)           (8,256)
    Amortization of regulatory assets, net                                       24,515            17,570
    Amortization of rate reduction bonds                                         10,856             9,246
    Amortization of recoverable energy costs                                      5,847             5,847
    Regulatory recoveries                                                        (5,691)           (3,154)
    Other sources of cash                                                         6,128             7,345
    Other uses of cash                                                           (3,956)           (6,184)
  Changes in current assets and liabilities:
    Receivables and unbilled revenues, net                                      (12,867)           (3,439)
    Fuel, materials and supplies                                                 (1,862)           (3,916)
    Other current assets                                                          8,207             5,998
    Accounts payable                                                              8,837            (3,152)
    Accrued taxes                                                                14,655           (50,172)
    Other current liabilities                                                      (597)            1,396
                                                                            -----------       -----------
Net cash flows provided by/(used in) operating activities                        68,912            (9,437)
                                                                            -----------       -----------

Investing Activities:
  Investments in plant                                                          (33,764)          (21,411)
  NU system Money Pool (lending)/borrowing                                      (13,900)           19,700
  Other investment activities                                                     8,448             3,493
                                                                            -----------       -----------
Net cash flows (used in)/provided by investing activities                       (39,216)            1,782
                                                                            -----------       -----------

Financing Activities:
  Retirement of rate reduction bonds                                            (10,248)           (8,191)
  (Decrease)/increase in short-term debt                                        (10,000)           15,000
  Cash dividends on common stock                                                 (6,062)              -
  Other financing activities                                                        (58)              (48)
                                                                            -----------       -----------
Net cash flows (used in)/provided by financing activities                       (26,368)            6,761
                                                                            -----------       -----------
Net increase/(decrease) in cash                                                   3,328              (894)
Cash - beginning of period                                                        2,737             5,319
                                                                            -----------       -----------
Cash - end of period                                                        $     6,065       $     4,425
                                                                            ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.



          PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


PSNH is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q and the NU 2003 Form 10-K.

RESULTS OF OPERATIONS

The following table provides the variances in income statement line items for the consolidated statements of income for PSNH included in this report on Form 10-Q for the three months ended March 31, 2004:

                                           Income Statement Variances
                                             (Millions of Dollars)
                                             2004 over/(under) 2003
                                             ----------------------
                                             Amount         Percent
                                             ------         -------
Operating Revenues:                           $ 13              6%
Operating Expenses:
Fuel, purchased and net
  interchange power                            (10)            (9)
Other operation                                 11             37
Maintenance                                      3             21
Depreciation                                     1              7
Amortization of regulatory assets,
  net                                            7             40
Amortization of rate
  reduction bonds                                1             17
Taxes other than income taxes                    -              -
                                              ----           ----
Total operating expenses                        13              7
                                              ----           ----

Operating income                                 -              -
                                              ----           ----

Interest expense, net                            -              -
Other loss, net                                  -              -
Income before income tax expense                 -              -
                                              ----           ----
Income tax expense                              (1)           (15)
                                              ----           ----
Net Income                                    $  1              9%
                                              ====           ====

Comparison of the First Quarter of 2004 to the First Quarter of 2003

Operating Revenues
Operating revenues increased $13 million in the first quarter of 2004, as compared to the same period in 2003, primarily due to higher retail revenue ($27 million), partially offset by lower wholesale revenue ($14 million). Retail revenue increased primarily due to higher retail sales volumes ($8 million) and higher TS revenues ($20 million). Retail kWh sales increased by
6.9 percent in 2004. The regulated wholesale revenue decrease is primarily due to a lower number of wholesale transactions.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power decreased $10 million primarily as result of lower regulated wholesale purchases.

Other Operation
Other operation expenses increased $11 million primarily due to higher transmission expenses ($3 million), higher fossil steam expense ($3 million), higher healthcare and pension costs ($3 million), and higher power pool related load dispatch expenses ($1 million).

Maintenance
Maintenance expense increased $3 million primarily due to higher fossil steam expenses ($2 million) and higher tree trimming expenses ($1 million).

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net increased $7 million primarily due to an increase in the recovery of stranded costs ($5 million) resulting from the SCRC reconciliation of stranded cost revenues against actual stranded costs.

Amortization of Rate Reduction Bonds
Amortization of rate reduction bonds increased $1 million as a result of the repayment of principal.

Income Tax Expense
Income tax expense decreased $1 million primarily as a result of lower unitary taxable income which resulted in lower state income taxes.

LIQUIDITY

PSNH's net cash flows provided by operating activities totaled $68.9 million for the three months ended March 31, 2004, compared with net cash flows used in operating activities of $9.4 million for the same period in 2003. Cash flows provided by operating activities increased due to changes in working capital items, primarily accrued taxes. Accrued taxes decreased in 2003 due to the payment of taxes on the gain of the sale of Seabrook.

There was a higher level of investing activities in the first quarter of 2004 primarily due to lendings to the NU Money Pool. There was also a higher level of financing activities during the first quarter of 2004 primarily due to a decrease in short-term debt and the payment of $6.1 million in dividends to NU. PSNH did not pay dividends to NU during the first quarter of 2003.

PSNH's capital expenditures totaled $33.8 million in the first three months of 2004 compared to $21.4 million in the first three months of 2003 and are projected to total $150 million in 2004.

At March 31, 2004, PSNH had no borrowings outstanding on the Utility Group's $300 million revolving credit line. This credit line is scheduled to mature in November 2004 and will be renewed for at least one year.

PSNH has an application pending with the NHPUC to issue up to $50 million of debt. At March 31, 2004, PSNH had $35 million in short-term debt outstanding from the NU Money Pool.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             March 31,         December 31,
                                                               2004                2003
                                                         ----------------    ----------------
                                                                (Thousands of Dollars)
ASSETS
------

Current Assets:
  Cash                                                    $              1    $              1
  Receivables, net                                                  39,221              40,103
  Accounts receivable from affiliated companies                     11,066                  20
  Unbilled revenues                                                  9,178              10,299
  Materials and supplies, at average cost                            1,616               1,584
  Prepayments and other                                                706               1,139
                                                          ----------------    ----------------
                                                                    61,788              53,146
                                                          ----------------    ----------------
Property, Plant and Equipment:
  Electric utility                                                 615,423             612,450
     Less: Accumulated depreciation                                180,049             177,803
                                                          ----------------    ----------------
                                                                   435,374             434,647
  Construction work in progress                                     16,839              13,124
                                                          ----------------    ----------------
                                                                   452,213             447,771
                                                          ----------------    ----------------

Deferred Debits and Other Assets:
  Regulatory assets                                                265,999             268,180
  Prepaid pension                                                   76,436              75,386
  Other                                                             19,065              19,081
                                                          ----------------    ----------------
                                                                   361,500             362,647
                                                          ----------------    ----------------

Total Assets                                              $        875,501    $        863,564
                                                          ================    ================

The accompanying notes are an integral part of these consolidated financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             March 31,         December 31,
                                                               2004                2003
                                                         ----------------    ----------------
                                                                (Thousands of Dollars)
LIABILITIES AND CAPITALIZATION
------------------------------

Current Liabilities:
  Notes payable to banks                                $         10,000   $         10,000
  Notes payable to affiliated companies                           22,400             31,400
  Accounts payable                                                21,643             10,173
  Accounts payable to affiliated companies                        15,293             13,789
  Accrued taxes                                                    3,774                765
  Accrued interest                                                 1,234              2,544
  Other                                                            9,277              9,785
                                                        ----------------   ----------------
                                                                  83,621             78,456
                                                        ----------------   ----------------

Rate Reduction Bonds                                             130,248            132,960
                                                        ----------------   ----------------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                              215,853            216,547
  Accumulated deferred investment tax credits                      3,242              3,326
  Deferred contractual obligations                                84,528             86,937
  Regulatory liabilities                                          31,969             27,776
  Other                                                            8,302              8,357
                                                        ----------------   ----------------
                                                                 343,894            342,943
                                                        ----------------   ----------------
Capitalization:
  Long-Term Debt                                                 157,326            157,202
                                                        ----------------   ----------------
  Common Stockholder's Equity:
    Common stock, $25 par value - authorized
     1,072,471 shares; 434,653 shares outstanding
     in 2004 and 2003                                             10,866             10,866
    Capital surplus, paid in                                      76,024             69,544
    Retained earnings                                             73,602             71,677
    Accumulated other comprehensive loss                             (80)               (84)
                                                        ----------------   ----------------
  Common Stockholder's Equity                                    160,412            152,003
                                                        ----------------   ----------------
Total Capitalization                                             317,738            309,205
                                                        ----------------   ----------------

Commitments and Contingencies (Note 4)

Total Liabilities and Capitalization                    $        875,501   $        863,564
                                                        ================   ================

The accompanying notes are an integral part of these consolidated financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                          -------------------------------
                                                              2004               2003
                                                          -------------      ------------
                                                               (Thousands of Dollars)

Operating Revenues                                        $     97,922       $   104,786
                                                          ------------       -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power                  56,611            53,003
     Other                                                      13,860            13,770
  Maintenance                                                    3,349             3,134
  Depreciation                                                   3,687             3,471
  Amortization of regulatory assets, net                         4,555            11,273
  Amortization of rate reduction bonds                           2,681             2,469
  Taxes other than income taxes                                  3,132             2,972
                                                          ------------       -----------
        Total operating expenses                                87,875            90,092
                                                          ------------       -----------
Operating Income                                                10,047            14,694

Interest Expense:
  Interest on long-term debt                                     1,463               792
  Interest on rate reduction bonds                               2,149             2,308
  Other interest                                                   237               376
                                                          ------------       -----------
     Interest expense, net                                       3,849             3,476
                                                          ------------       -----------
Other Loss, Net                                                   (281)               (5)
                                                          ------------       -----------
Income Before Income Tax Expense                                 5,917            11,213
Income Tax Expense                                               2,371             5,145
                                                          ------------       -----------
Net Income                                                $      3,546       $     6,068
                                                          ============       ===========

The accompanying notes are an integral part of these consolidated financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                            -------------------------------
                                                                                 2004               2003
                                                                            -------------      ------------
                                                                               (Thousands of Dollars)
Operating Activities:
  Net income                                                                $     3,546         $    6,068
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation                                                                  3,687              3,471
    Deferred income taxes and investment tax credits, net                          (317)            (3,795)
    Amortization of regulatory assets, net                                        4,555             11,273
    Amortization of rate reduction bonds                                          2,681              2,469
    Amortization of recoverable energy costs                                        149                149
    Increase in prepaid pension                                                  (1,050)            (1,675)
    Regulatory (refunds)/overrecoveries                                          (1,011)               710
    Other sources of cash                                                           124                602
    Other uses of cash                                                           (3,752)            (4,921)
  Changes in current assets and liabilities:
    Receivables and unbilled revenues, net                                       (9,043)             4,258
    Materials and supplies                                                          (32)              (538)
    Other current assets                                                            433                161
    Accounts payable                                                             12,974              3,362
    Accrued taxes                                                                 3,009              2,776
    Other current liabilities                                                    (1,817)               604
                                                                            -----------         ----------
Net cash flows provided by operating activities                                  14,136             24,974
                                                                            -----------         ----------
Investing Activities:
  Investments in plant                                                           (7,539)            (4,382)
  NU system Money Pool lending                                                   (9,000)           (16,700)
  Other investment activities                                                       245               (482)
                                                                            -----------         ----------
Net cash flows used in investing activities                                     (16,294)           (21,564)
                                                                            -----------         ----------
Financing Activities:
  Retirement of rate reduction bonds                                             (2,712)            (2,522)
  Increase in short-term debt                                                       -                3,000
  Capital contribution from Northeast Utilities                                   6,500                -
  Cash dividends on common stock                                                 (1,621)            (4,003)
  Other financing activities                                                         (9)                (7)
                                                                            -----------         ----------
Net cash flows provided by/(used in) financing activities                         2,158             (3,532)
                                                                            -----------         ----------
Net decrease in cash                                                                -                 (122)
Cash - beginning of period                                                            1                123
                                                                            -----------         ----------
Cash - end of period                                                        $         1         $        1
                                                                            ===========         ==========

The accompanying notes are an integral part of these consolidated financial statements.


            WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


WMECO is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q and the NU 2003 Form 10-K.

RESULTS OF OPERATIONS

The following table provides the variances in income statement line items for the consolidated statements of income for WMECO included in this report on Form 10-Q for the three months ended March 31, 2004:

                                           Income Statement Variances
                                             (Millions of Dollars)
                                             2004 over/(under) 2003
                                             ----------------------
                                             Amount         Percent
                                             ------         -------
Operating Revenues                            $ (7)            (7)%

Operating Expenses:
Fuel, purchased and net
  interchange power                              4              7
Other operation                                  -              -
Maintenance                                      -              -
Depreciation                                     -              -
Amortization of regulatory
  assets, net                                   (6)           (60)
Amortization of rate
  reduction bonds                                -              -
Taxes other than income taxes                    -              -
                                              ----           ----
Total operating expenses                        (2)            (2)
                                              ----           ----

Operating income                                (5)           (32)
                                              ----           ----

Interest expense, net                            -              -
Other loss, net                                  -              -
                                              ----           ----
Income before income tax expense                (5)           (47)
Income tax expense                              (3)           (54)
                                              ----           ----
Net Income                                    $ (2)           (42)%
                                              ====           ====
Operating Revenues
Operating revenues decreased $7 million in 2004, compared with the same period in 2003, primarily due to lower wholesale revenues ($4 million) and lower retail revenues ($2 million). Wholesale revenues were lower primarily due to a decrease in wholesale sales transactions. Retail revenues decreased as a result of lower retail sales. The standard offer service rate was increased with an offsetting decrease to the transition charge. Retail sales decreased 0.7 percent.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased $4 million primarily due to higher standard offer supply costs.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net expense decreased $6 million primarily due to the lower recovery of stranded costs as a result of the decrease in the transition component of retail rates.

Income Tax Expense
Income tax expense decreased $3 million primarily due to lower book taxable income.

LIQUIDITY

WMECO's net cash flows provided by operating activities decreased to $14.1 million for the first three months of 2004 from $25 million for the same period of 2003. Net cash flows provided by operating activities decreased primarily due to decreases in accounts receivable and amortization of regulatory assets, partially offset by an increase in accounts payable.

WMECO's net cash flows used in investing activities were $16.3 million for the three months ended March 31, 2004, compared with $21.6 million for the same period of 2003. The lower level of investing activities is primarily due to a lower level of NU Money Pool lendings offset by higher capital expenditures during the first quarter of 2004.

WMECO's capital expenditures totaled $7.5 million in the first three months of 2004 compared to $4.4 million in the first three months of 2003 and are projected to total $39 million in 2004.

WMECO paid $1.6 million in dividends to NU during the three months ended March 31, 2004 compared with $4 million during the three months ended March 31, 2003. Also during the first quarter of 2004, NU made a capital contribution to WMECO totaling $6.5 million.

At March 31, 2004, WMECO had $10 million of borrowings outstanding on the Utility Group's $300 million revolving credit line. This credit line is scheduled to mature in November 2004 and will be renewed for at least one year.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

NU Enterprises - Wholesale and Retail Marketing Portfolio: When conducting sensitivity analyses of the change in the fair value of Select Energy's electricity, natural gas and oil on the wholesale and retail marketing portfolio, which would result from a hypothetical change in the future market price of electricity, natural gas and oil, the fair values of the contracts are determined from models that take into consideration estimated future market prices of electricity, natural gas and oil, the volatility of the market prices in each period, as well as the time value factors of the underlying commitments. In most instances, market prices and volatility are determined from quoted prices on the futures exchange.

Select Energy has determined a hypothetical change in the fair value for its wholesale and retail marketing portfolio, which includes cash flow hedges and electricity, natural gas and oil contracts, assuming a 10 percent change in forward market prices. At March 31, 2004, a 10 percent change in market price would have resulted in an increase or decrease in fair value of between $14.3 million and $16.6 million.

The impact of a change in electricity, natural gas and oil prices on Select Energy's wholesale and retail marketing portfolio at March 31, 2004, is not necessarily representative of the results that will be realized when these contracts are physically delivered.

NU Enterprises - Trading Contracts: At March 31, 2004, Select Energy has calculated the market price resulting from a 10 percent change in forward market prices. That 10 percent change would result in a $0.8 million increase or decrease in the fair value of the Select Energy trading portfolio. In the normal course of business, Select Energy also faces risks that are either non-financial or non-quantifiable. These risks principally include credit risk, which is not reflected in this sensitivity analysis.

Other Risk Management Activities

Interest Rate Risk Management: NU manages its interest rate risk exposure in accordance with written policies and procedures by maintaining a mix of fixed and variable rate debt. At March 31, 2004, approximately 83 percent (73 percent including the debt subject to the fixed-to-floating interest rate swap in variable rate debt) of NU's long-term debt, including fees and interest due for spent nuclear fuel disposal costs, is at a fixed interest rate. The remaining long-term debt is variable-rate and is subject to interest rate risk that could result in earnings volatility. Assuming a one percentage point increase in NU's variable interest rates, including the rate on debt subject to the fixed-to-floating interest rate swap, annual interest expense would have increased by $4.4 million. At March 31, 2004, NU parent maintained a fixed-to-floating interest rate swap to manage the interest rate risk associated with its $263 million of fixed-rate debt.

Credit Risk Management: Credit risk relates to the risk of loss that NU would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. NU serves a wide variety of customers and suppliers that include IPPs, industrial companies, gas and electric utilities, oil and gas producers, financial institutions, and other energy marketers. Margin accounts exist within this diverse group, and NU realizes interest receipts and payments related to balances outstanding in these margin accounts. This wide customer and supplier mix generates a need for a variety of contractual structures, products and terms which, in turn, requires NU to manage the portfolio of market risk inherent in those transactions in a manner consistent with the parameters established by NU's risk management process.

The Utility Group has a lower level of credit risk related to providing regulated electric and gas distribution service than NU Enterprises.
However, Utility Group companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.

Credit risks and market risks at NU Enterprises are monitored regularly by a Risk Oversight Council operating outside of the business lines that create or actively manage these risk exposures to ensure compliance with NU's stated risk management policies.

NU tracks and re-balances the risk in its portfolio in accordance with fair value and other risk management methodologies that utilize forward price curves in the energy markets to estimate the size and probability of future potential exposure.

NYMEX traded futures and option contracts cleared off the NYMEX exchange are ultimately guaranteed by NYMEX to Select Energy. Select Energy has established written credit policies with regard to its counterparties to minimize overall credit risk on all types of transactions. These policies require an evaluation of potential counterparties' financial condition (including credit ratings), collateral requirements under certain circumstances (including cash in advance, LOCs, and parent guarantees), and the use of standardized agreements, which allow for the netting of positive and negative exposures associated with a single counterparty. This evaluation results in establishing credit limits prior to Select Energy entering into energy contracts. The appropriateness of these limits is subject to continuing review. Concentrations among these counterparties may impact Select Energy's overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes to economic, regulatory or other conditions.

At March 31, 2004 and December 31, 2003, Select Energy maintained collateral balances from counterparties of $70.9 million and $46.5 million, respectively. These amounts are included in both unrestricted cash from counterparties and other current liabilities on the accompanying consolidated balance sheets.

Additional quantitative and qualitative disclosures about market risk are set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," to the consolidated financial statements herein.

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


                         PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

1.   Retirement Plan Litigation

This matter involved four separate but related federal court lawsuits brought by nineteen former employees of NUSCO, WMECO and CL&P who retired between 1991 and 1994. The complaints generally allege that the companies breached their fiduciary duties to the plaintiffs by making affirmative misrepresentations to them in response to specific inquiries that caused them to retire prematurely.

The cases were tried together in a summary bench trial in the United States District Court in Hartford, Connecticut in April - May 2002. In a ruling issued on April 1, 2004, the judge found in favor of fifteen of the nineteen plaintiffs and ordered NU to modify its retirement plan so as to include the successful plaintiffs in the special retirement plans at issue, retroactive to the dates of their retirement. NU appealed the court's decision to the United States Court of Appeals for the Second Circuit on a number of legal and factual grounds.

For further information on retirement-related matters, see Part I, Item 2,
Note 7, of the "Notes to Consolidated Financial Statements."

2.   Hawkins, Delafield & Wood (Hawkins) v. NU, NUSCO and CL&P

On December 12, 2002, Hawkins, a New York law firm sued by the Connecticut Resources Recovery Authority (CRRA) as a result of the Enron bankruptcy, brought an apportionment complaint against a number of former Enron officers, directors and outside accountants. In addition to the Enron defendants, Hawkins also named as defendants in its complaint NU, NUSCO and CL&P. Hawkins asserts in its complaint that in the event it is found liable to CRRA, then the apportionment defendants, including NU, NUSCO and CL&P, are responsible for some or all of the $220 million claimed as damages. The case was subsequently removed to federal court where it has been stayed pending a final transfer order.

3.   Enron Bankruptcy Claim

CL&P is asserting damages of in excess of approximately $15 million in Enron's bankruptcy proceeding arising out of the rejection in March 2003 of CL&P's power purchase agreement with Enron Power Marketing, Inc. for power from CRRA's South Meadow project. The Connecticut Attorney General (AG), on behalf of CRRA, has objected to this claim being heard on the grounds that it might interfere with the AG's attempt to obtain rescission of the original CRRA-Enron transaction.

4.   CRRA Lawsuit

On March 31, 2004, CL&P was served with two state court complaints from CRRA (one suit is on behalf of CRRA, the other on behalf of the directors of CRRA) claiming that CL&P either negligently or fraudulently allowed CRRA and its directors to become involved with Enron. Damages in excess of $200 million are claimed. CL&P intends to vigorously defend the matter.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of NU or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended March 31, 2004.

--------------------------------------------------------------------------------------------
                                                          Total Number of    Maximum Number
                                                         Shares Purchased    of Shares That
                                                            as Part of         May Yet Be
                       Total Number                          Publicly       Purchased Under
                        of Shares      Average Price      Announced Plans     the Plans or
Period                Purchased (1)    Paid Per Share       or Programs         Programs
--------------------------------------------------------------------------------------------
Month #1
(January 1, 2004 to
January 31, 2004)         332              $20.16                 -                N/A
--------------------------------------------------------------------------------------------
Month #2
(February 1, 2004
to February 29, 2004)       -                 N/A                 -                N/A
--------------------------------------------------------------------------------------------
Month #3
(March 1, 2004 to
March 31, 2004)             -                 N/A                 -                N/A
--------------------------------------------------------------------------------------------
Total                     332              $20.16                 -                N/A
--------------------------------------------------------------------------------------------

(1) Purchases were made in open market transactions related to a compensation plan for certain management employees.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits (NU)

     Exhibit No.    Description
     -----------    -----------

     15             Deloitte & Touche LLP Letter Regarding Unaudited Financial
                    Information

     31 Certification of Charles W. Shivery, Chairman, President and Chief Executive Officer of Northeast Utilities, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004

     31.1 Certification of John H. Forsgren, Vice Chairman, Executive Vice President and Chief Financial Officer of Northeast Utilities, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004

     32 Certification of Charles W. Shivery, Chairman, President and Chief Executive Officer of Northeast Utilities and John H. Forsgren, Vice Chairman, Executive Vice President and Chief Financial Officer of Northeast Utilities, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002, dated
                    May 7, 2004

(a)  Listing of Exhibits (CL&P)

     4.14.1 Amendment to Credit Agreement dated as of March 31, 2004 to Credit Agreement dated as of November 10, 2003, among WMECO, CL&P, PSNH, Yankee Gas, the Banks Named Therein and Citibank, N.A. as Administrative Agent, (Exhibit B-7 to NU 35-CERT filed April 27, 2004, File No. 70-9755)

     31 Certification of Cheryl W. Grise, Chief Executive Officer of The Connecticut Light and Power Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004

     31.1 Certification of John H. Forsgren, Executive Vice President and Chief Financial Officer of The Connecticut Light and Power Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004

     32 Certification of Cheryl W. Grise, Chief Executive Officer of The Connecticut Light and Power Company and John H. Forsgren, Executive Vice President and Chief Financial Officer of The Connecticut Light and Power Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002, dated
                    May 7, 2004

(a)  Listing of Exhibits (PSNH)

     4.7.1 Amendment to Credit Agreement dated as of March 31, 2004 to Credit Agreement dated as of November 10, 2003, among WMECO, CL&P, PSNH, Yankee Gas, the Banks Named Therein and Citibank, N.A. as Administrative Agent, (Exhibit B-7 to NU 35-CERT filed April 27, 2004, File No. 70-9755)

     31 Certification of Cheryl W. Grise, Chief Executive Officer of Public Service Company of New Hampshire, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004

     31.1 Certification of John H. Forsgren, Executive Vice President and Chief Financial Officer of Public Service Company of New Hampshire, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004

     32 Certification of Cheryl W. Grise, Chief Executive Officer of Public Service Company of New Hampshire and John H. Forsgren, Executive Vice President and Chief Financial Officer of Public Service Company of New Hampshire, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004

(a)  Listing of Exhibits (WMECO)

     4.4.1 Amendment to Credit Agreement dated as of March 31, 2004 to Credit Agreement dated as of November 10, 2003, among WMECO, CL&P, PSNH, Yankee Gas, the Banks Named Therein and Citibank, N.A. as Administrative Agent, (Exhibit B-7 to NU 35-CERT filed April 27, 2004, File No. 70-9755)

     31 Certification of Cheryl W. Grise, Chief Executive Officer of Western Massachusetts Electric Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004

     31.1 Certification of John H. Forsgren, Executive Vice President and Chief Financial Officer of Western Massachusetts Electric Company, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004

     32 Certification of Cheryl W. Grise, Chief Executive Officer of Western Massachusetts Electric Company and John H. Forsgren, Executive Vice President and Chief Financial Officer of Western Massachusetts Electric Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002, dated
                    May 7, 2004

(a)                 Listing of Exhibits (NU, CL&P, PSNH and WMECO)

     10.30.1 Arrangement with Charles W. Shivery with respect to interim compensation, effective as of January 1, 2004

     10.32 Northeast Utilities Deferred Compensation Plan for Trustees, amended and restated effective January 1, 2004

     10.33 Northeast Utilities Deferred Compensation Plan for Executives, amended and restated effective January 1, 2004

(b)  Reports on Form 8-K:

NU and CL&P filed current reports on Form 8-K dated January 22, 2004 disclosing:

o The delay in filing the agreement reached in principle to settle the SMD dispute with the FERC.

NU filed a current report on Form 8-K dated March 30, 2004 disclosing:

o The announcement by the NU Board of Trustees that Charles W. Shivery has been named chairman, president and chief executive officer of NU, effective immediately.



                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        NORTHEAST UTILITIES
                                        -------------------
                                            Registrant



Date:  May 7, 2004             By  /s/ John H. Forsgren
       -----------                 -----------------------------------
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


                              THE CONNECTICUT LIGHT AND POWER COMPANY
                              ---------------------------------------
                                            Registrant



Date:  May 7, 2004             By  /s/ John H. Forsgren
       -----------                 -----------------------------------
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


                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                              ---------------------------------------
                                           Registrant



Date:  May 7, 2004             By  /s/ John H. Forsgren
       -----------                 -----------------------------------
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


                                WESTERN MASSACHUSETTS ELECTRIC COMPANY
                                --------------------------------------
                                              Registrant



Date:  May 7, 2004             By  /s/ John H. Forsgren
       -----------                 -----------------------------------
                                       John H. Forsgren
                                       Executive Vice President
                                       and Chief Financial Officer
                                       (for the Registrant and as
                                       Principal Financial Officer)