Form 10-Q
period 2004-06-30
CONNECTICUT LIGHT & POWER CO; NORTHEAST UTILITIES SYSTEM; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2004-08-06
CIK 23426, 72741, 106170, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2004
                                            -------------
                                  OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

Commission       Registrant; State of Incorporation;      I.R.S. Employer
File Number         Address; and Telephone Number        Identification No.
-----------      -----------------------------------     ------------------

1-5324      NORTHEAST UTILITIES                               04-2147929
            -------------------
            (a Massachusetts voluntary association)
            One Federal Street
            Building 111-4
            Springfield, Massachusetts   01105
            Telephone:  (413) 785-5871

0-11419     THE CONNECTICUT LIGHT AND POWER COMPANY           06-0303850
            ---------------------------------------
            (a Connecticut corporation)
            107 Selden Street
            Berlin, Connecticut          06037-1616
            Telephone:  (860) 665-5000

1-6392      PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE           02-0181050
            ---------------------------------------
            (a New Hampshire corporation)
            Energy Park
            780 North Commercial Street
            Manchester, New Hampshire    03101-1134
            Telephone:  (603) 669-4000

0-7624      WESTERN MASSACHUSETTS ELECTRIC COMPANY            04-1961130
            --------------------------------------
            (a Massachusetts corporation)
            One Federal Street
            Building 111-4
            Springfield, Massachusetts   01105
            Telephone:  (413) 785-5871


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                              Yes  X            No
                                                  ---              ---

Indicate by check mark whether the following registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act):

Northeast Utilities                           Yes  X            No
                                                  ---              ---
The Connecticut Light and Power Company       Yes               No  X
                                                  ---              ---
Public Service Company of New Hampshire       Yes               No  X
                                                  ---              ---
Western Massachusetts Electric Company        Yes               No  X
                                                  ---              ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock                     Outstanding at July 31, 2004
------------------------                     ----------------------------
Northeast Utilities
Common shares, $5.00 par value               128,232,433 shares

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

Public Service Company of New Hampshire
Common stock, $1.00 par value                301 shares

Western Massachusetts Electric Company
Common stock, $25.00 par value               434,653 shares




                              GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found in this report:

NU COMPANIES OR SEGMENTS

BMC.......................  BMC Energy LLC
CL&P......................  The Connecticut Light and Power Company
CRC.......................  CL&P Receivables Corporation
HWP.......................  Holyoke Water Power Company
NGC.......................  Northeast Generation Company
NGS.......................  Northeast Generation Services Company
NU or the company.........  Northeast Utilities
NU Enterprises............  NU's competitive subsidiaries comprised of
                            HWP, NGC, NGS, Select Energy, SESI, and Woods Network. For further information, see Note 8, "Segment Information," to the consolidated financial statements.
PSNH......................  Public Service Company of New Hampshire
RMS.......................  R. M. Services, Inc.
Select Energy.............  Select Energy, Inc. (including its wholly owned subsidiary SENY)
SENY......................  Select Energy New York, Inc.
SESI......................  Select Energy Services, Inc.
Utility Group.............  NU's regulated utilities comprised of CL&P, PSNH,
                            WMECO, and Yankee Gas. For further information, see Note 8, "Segment Information," to the consolidated financial statements.
WMECO.....................  Western Massachusetts Electric Company
Woods Network.............  Woods Network Services, Inc.
Yankee....................  Yankee Energy System, Inc.
Yankee Gas................  Yankee Gas Services Company

THIRD PARTIES

Bechtel...................  Bechtel Power Corporation
CYAPC.....................  Connecticut Yankee Atomic Power Company
NRG.......................  NRG Energy, Inc.

REGULATORS

CSC.......................  Connecticut Siting Council
DPUC......................  Connecticut Department of
                            Public Utility Control
DTE.......................  Massachusetts Department of
                            Telecommunications and Energy
FERC......................  Federal Energy Regulatory Commission
NHPUC.....................  New Hampshire Public Utilities Commission
SEC.......................  Securities and Exchange Commission

OTHER

Act, the..................  Public Act No. 03-135
CTA.......................  Competitive Transition Assessment
EPS.......................  Earnings per Share
FASB......................  Financial Accounting Standards Board
FIN.......................  FASB Interpretation
FMCC......................  Federally Mandated Congestion Costs
FSP.......................  FASB Staff Position
FTR.......................  Financial Transmission Rights
GSC.......................  Generation Service Charge
IERM......................  Infrastructure Expansion Rate Mechanism
Incentive Plan............  Northeast Utilities Incentive Plan
ISO-NE....................  New England Independent System Operator
kWh.......................  Kilowatt-hour
LMP.......................  Locational Marginal Pricing
LOCs......................  Letters of Credit
MW........................  Megawatts
NU 2003 Form 10-K.........  The Northeast Utilities and Subsidiaries
                            combined 2003 Form 10-K as filed with the SEC
NYMEX.....................  New York Mercantile Exchange
OCA.......................  Office of Consumer Advocate
Restructuring
  Settlement..............  "Agreement to Settle PSNH Restructuring"
ROE.......................  Return on Equity
RTO.......................  Regional Transmission Organization
S&P.......................  Standard & Poor's
SBC.......................  System Benefits Charge
SCRC......................  Stranded Cost Recovery Charge
SFAS......................  Statement of Financial Accounting Standards
SMD.......................  Standard Market Design
TSO.......................  Transitional Standard Offer



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

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations

          For the following companies:

          Northeast Utilities and Subsidiaries

               Consolidated Balance Sheets (Unaudited) -
               June 30, 2004 and December 31, 2003......................     2

               Consolidated Statements of Income (Unaudited) -
               Three and Six Months Ended June 30, 2004 and 2003........     4

               Consolidated Statements of Cash Flows (Unaudited) -
               Six Months Ended June 30, 2004 and 2003..................     5

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations............     6

          Report of Independent Registered Public Accounting Firm.......    30

          Notes to Consolidated Financial Statements
         (unaudited - all companies)....................................    31

          The Connecticut Light and Power Company
          and Subsidiaries

               Consolidated Balance Sheets (Unaudited) -
               June 30, 2004 and December 31, 2003......................    62

               Consolidated Statements of Income (Unaudited) -
               Three and Six Months Ended June 30, 2004 and 2003........    64

               Consolidated Statements of Cash Flows (Unaudited) -
               Six Months Ended June 30, 2004 and 2003..................    65

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations............    66

          Public Service Company of New Hampshire
          and Subsidiaries

               Consolidated Balance Sheets (Unaudited) -
               June 30, 2004 and December 31, 2003......................    72

               Consolidated Statements of Income (Unaudited) -
               Three and Six Months Ended June 30, 2004 and 2003........    74

               Consolidated Statements of Cash Flows (Unaudited) -
               Six Months Ended June 30, 2004 and 2003..................    75

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations............    76

          Western Massachusetts Electric Company
          and Subsidiary

               Consolidated Balance Sheets (Unaudited) -
               June 30, 2004 and December 31, 2003......................    80

               Consolidated Statements of Income (Unaudited) -
               Three and Six Months Ended June 30, 2004 and 2003........    82

               Consolidated Statements of Cash Flows (Unaudited) -
               Six Months Ended June 30, 2004 and 2003..................    83

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations............    84

     Item 3.   Quantitative and Qualitative
               Disclosures About Market Risk............................    87

     Item 4.   Controls and Procedures..................................    89

Part II.  Other Information

     Item 1.   Legal Proceedings........................................    90

     Item 2.   Changes in Securities, Use of Proceeds
               and Issuer Purchases of Equity Securities................    91

     Item 4.   Submission of Matters to a Vote of Security Holders......    91

     Item 6.   Exhibits and Reports on Form 8-K.........................    92

Signatures..............................................................    94



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                              June 30,         December 31,
                                                                2004               2003
                                                           --------------     --------------
                                                                (Thousands of Dollars)
ASSETS
------

Current Assets:
  Cash and cash equivalents                               $        75,265    $        37,196
  Unrestricted cash from counterparties                           104,976             46,496
  Restricted cash - LMP costs                                     123,887             93,630
  Special deposits                                                 28,147             79,120
  Investments in securitizable assets                             190,388            166,465
  Receivables, net                                                648,659            704,893
  Unbilled revenues                                               102,597            125,881
  Fuel, materials and supplies, at average cost                   154,459            154,076
  Derivative assets                                               365,991            249,117
  Prepayments and other                                            69,106             63,780
                                                          ---------------    ---------------
                                                                1,863,475          1,720,654
                                                          ---------------    ---------------
Property, Plant and Equipment:
  Electric utility                                              5,702,856          5,465,854
  Gas utility                                                     763,605            743,990
  Competitive energy                                              902,871            885,953
  Other                                                           238,402            221,986
                                                          ---------------    ---------------
                                                                7,607,734          7,317,783
    Less: Accumulated depreciation                              2,320,807          2,244,263
                                                          ---------------    ---------------
                                                                5,286,927          5,073,520
  Construction work in progress                                   354,823            356,396
                                                          ---------------    ---------------
                                                                5,641,750          5,429,916
                                                          ---------------    ---------------
Deferred Debits and Other Assets:
  Regulatory assets                                             2,854,344          2,974,022
  Goodwill                                                        319,986            319,986
  Purchased intangible assets, net                                 21,153             22,956
  Prepaid pension                                                 358,250            360,706
  Other                                                           454,831            428,567
                                                          ---------------    ---------------
                                                                4,008,564          4,106,237
                                                          ---------------    ---------------
Total Assets                                              $    11,513,789    $    11,256,807
                                                          ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.




NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                               June 30,         December 31,
                                                                 2004               2003
                                                            --------------     --------------
                                                                 (Thousands of Dollars)
LIABILITIES AND CAPITALIZATION
------------------------------

Current Liabilities:
  Notes payable to banks                                   $         5,807    $       105,000
  Long-term debt - current portion                                  89,114             64,936
  Accounts payable                                                 903,122            768,783
  Accrued taxes                                                     27,148             51,598
  Accrued interest                                                  43,310             41,653
  Derivative liabilities                                           163,050            112,612
  Counterparty deposits                                            104,976             46,496
  Other                                                            214,378            203,080
                                                           ---------------    ---------------
                                                                 1,550,905          1,394,158
                                                           ---------------    ---------------

Rate Reduction Bonds                                             1,639,344          1,729,960
                                                           ---------------    ---------------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                              1,346,602          1,287,354
  Accumulated deferred investment tax credits                      101,000            102,652
  Deferred contractual obligations                                 436,837            469,218
  Regulatory liabilities                                         1,239,698          1,164,288
  Other                                                            248,818            247,526
                                                           ---------------    ---------------
                                                                 3,372,955          3,271,038
                                                           ---------------    ---------------
Capitalization:
  Long-Term Debt                                                 2,510,927          2,481,331
                                                           ---------------    ---------------

  Preferred Stock of Subsidiaries - Non-Redeemable                 116,200            116,200
                                                           ---------------    ---------------

  Common Shareholders' Equity:
    Common shares, $5 par value - authorized
     225,000,000 shares; 150,578,806 shares issued
     and 128,098,320 shares outstanding in 2004 and
     150,398,403 shares issued and 127,695,999 shares
     outstanding in 2003                                           752,894            751,992
    Capital surplus, paid in                                     1,110,135          1,108,924
    Deferred contribution plan - employee stock
      ownership plan                                               (67,274)           (73,694)
    Retained earnings                                              840,082            808,932
    Accumulated other comprehensive income                          46,645             25,991
    Treasury stock, 19,573,433 shares in 2004
      and 19,518,023 shares in 2003                               (359,024)          (358,025)
                                                           ---------------    ---------------
  Common Shareholders' Equity                                    2,323,458          2,264,120
                                                           ---------------    ---------------
Total Capitalization                                             4,950,585          4,861,651
                                                           ---------------    ---------------
Commitments and Contingencies (Note 4)

Total Liabilities and Capitalization                       $    11,513,789    $    11,256,807
                                                           ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                   Three Months Ended               Six Months Ended
                                                                         June 30,                        June 30,
                                                             ------------------------------   -----------------------------
                                                                  2004            2003             2004            2003
                                                             --------------   --------------  --------------  -------------
Operating Revenues                                          $    1,524,666  $    1,330,038   $    3,362,953  $    2,914,221
                                                            --------------  --------------   --------------  --------------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power                     914,200         767,002        2,091,511       1,732,605
     Other                                                         270,737         230,708          497,262         419,418
  Maintenance                                                       67,673          68,280          124,884         114,172
  Depreciation                                                      55,561          50,692          110,134         100,165
  Amortization                                                      28,087          22,890           57,378          83,303
  Amortization of rate reduction bonds                              38,294          35,303           81,293          74,503
  Taxes other than income taxes                                     55,695          51,460          133,284         125,434
                                                            --------------  --------------   --------------  --------------
       Total operating expenses                                  1,430,247       1,226,335        3,095,746       2,649,600
                                                            --------------  --------------   --------------  --------------
Operating Income                                                    94,419         103,703          267,207         264,621

Interest Expense:
  Interest on long-term debt                                        33,998          28,546           66,736          61,486
  Interest on rate reduction bonds                                  25,043          27,364           50,738          55,225
  Other interest                                                     4,097           3,617            8,444           6,361
                                                            --------------  --------------   --------------  --------------
       Interest expense, net                                        63,138          59,527          125,918         123,072
                                                            --------------  --------------   --------------  --------------
Other Income, Net                                                    2,862             754            4,549           1,330
                                                            --------------  --------------   --------------  --------------
Income Before Income Tax Expense                                    34,143          44,930          145,838         142,879
Income Tax Expense                                                   9,871          16,672           52,734          53,027
                                                            --------------  --------------   --------------  --------------
Income Before Preferred Dividends of Subsidiary                     24,272          28,258           93,104          89,852
Preferred Dividends of Subsidiary                                    1,389           1,389            2,779           2,779
                                                            --------------  --------------   --------------  --------------
Net Income                                                  $       22,883  $       26,869   $       90,325  $       87,073
                                                            =============== ==============   ==============  ==============

Basic and Fully Diluted Earnings Per Common Share           $         0.18  $         0.21   $         0.71  $         0.69
                                                            ==============  ==============   ==============  ==============
Basic Common Shares Outstanding (average)                      128,033,513     126,747,117      127,956,640     126,880,397
                                                            ==============  ==============   ==============  ==============
Fully Diluted Common Shares Outstanding (average)              128,182,645     126,860,208      128,121,751     126,982,903
                                                            ==============  ==============   ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                            -------------------------------
                                                                                 2004               2003
                                                                            -------------      ------------
                                                                                 (Thousands of Dollars)
Operating Activities:
  Income before preferred dividends of subsidiary                              $   93,104       $   89,852
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation                                                                  110,134          100,165
    Deferred income taxes and investment tax credits, net                          34,478          (10,383)
    Amortization                                                                   57,378           83,303
    Amortization of rate reduction bonds                                           81,293           74,503
    Amortization/(deferral) of recoverable energy costs                            24,193           (9,441)
    Increase/(decrease) in prepaid pension                                          2,456          (15,606)
    Regulatory overrecoveries                                                       8,753           49,183
    Other sources of cash                                                          19,270           15,256
    Other uses of cash                                                            (66,519)         (70,895)
  Changes in current assets and liabilities:
    Restricted cash - LMP costs                                                   (30,257)             -
    Receivables and unbilled revenues, net                                         79,518          173,596
    Fuel, materials and supplies                                                       51           (4,208)
    Investments in securitizable assets                                           (23,923)          32,376
    Other current assets                                                          (26,433)         (63,608)
    Accounts payable                                                              134,339         (123,235)
    Accrued taxes                                                                 (24,450)        (109,987)
    Other current liabilities                                                      34,661              786
                                                                               ----------       ----------
Net cash flows provided by operating activities                                   508,046          211,657
                                                                               ----------       ----------

Investing Activities:
  Investments in plant:
    Electric, gas and other utility plant                                        (300,248)        (226,515)
    Competitive energy assets                                                     (11,329)          (7,534)
                                                                               ----------       ----------
  Cash flows used for investments in plant                                       (311,577)        (234,049)
  Buyout/buydown of IPP contracts                                                     -            (20,437)
  Other investment activities                                                      11,450           12,084
                                                                               ----------       ----------
Net cash flows used in investing activities                                      (300,127)        (242,402)
                                                                               ----------       ----------

Financing Activities:
  Issuance of common shares                                                         2,786            7,463
  Repurchase of common shares                                                         -            (23,209)
  Issuance of long-term debt                                                       82,438          194,851
  Retirement of rate reduction bonds                                              (90,616)         (82,314)
  (Decrease)/increase in short-term debt                                          (99,193)           7,000
  Reacquisitions and retirements of long-term debt                                (23,621)         (28,688)
  Cash dividends on preferred stock of subsidiaries                                (2,779)          (2,779)
  Cash dividends on common shares                                                 (38,379)         (34,886)
  Other financing activities                                                         (486)          (4,343)
                                                                               ----------       ----------
Net cash flows (used in)/provided by financing activities                        (169,850)          33,095
                                                                               ----------       ----------
Net increase in cash and cash equivalents                                          38,069            2,350
Cash and cash equivalents - beginning of period                                    37,196           54,678
                                                                               ----------       ----------
Cash and cash equivalents - end of period                                      $   75,265       $   57,028
                                                                               ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.



                   NORTHEAST UTILITIES AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


This discussion should be read in conjunction with the consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 2004 Form 10-Q, the NU 2003 Form 10-K, and the current reports on Form 8-K dated May 19, 2004 and July 14, 2004. All per share amounts are reported on a fully diluted basis.

FINANCIAL CONDITION AND BUSINESS ANALYSIS

Executive Summary
-----------------

The following items in this executive summary are explained in more detail in this report on Form 10-Q:

Results and Outlook:

  o Earnings at Northeast Utilities (NU or the company) decreased by $4 million in the second quarter of 2004 compared with the same period of 2003, and increased by $3.2 million for the first six months of 2004 compared with the first six months of 2003.

  o Results for the second quarter and first half of 2004 include the write-down of half of NU's $7.5 million investment in a developer of fuel cell and power quality equipment. That write-down reduced earnings by $0.02 per share.

  o Regulated retail electric sales increased 4.6 percent in the first half of 2004, compared with the first half of 2003, on a weather adjusted basis. Second quarter retail electric sales increased 5.7 percent in 2004 compared with the same period of 2003, on a weather adjusted basis.

  o NU continues to project earnings of between $1.20 per share and $1.40 per share in 2004.

Regulatory Items:

  o On June 14, 2004, the transmission segment of NU's regulated companies reached a settlement agreement with parties to its rate case in the transmission rate case that allows transmission to implement formula-based rates as proposed with an 11.0 percent return on equity (ROE) until the Federal Energy Regulatory Commission (FERC) establishes an ROE for the regional transmission organization (RTO). The FERC is expected to issue a decision on the settlement agreement in the second half of 2004.

  o A settlement agreement reached to settle the dispute over standard market design (SMD) locational marginal pricing (LMP) costs, which was filed with the FERC on March 3, 2004, was approved on June 28, 2004. The settlement agreement had no impact on 2004 earnings.

  o The Connecticut Department of Public Utility Control (DPUC) issued a final decision on August 4, 2004, on reconsideration of items in the December 2003 Connecticut Light and Power Company (CL&P) distribution rate case decision. The final decision was generally favorable, and reconsideration was granted on all issues raised by CL&P.

  o On July 2, 2004, Yankee Gas Services Company (Yankee Gas) filed a rate case with the DPUC to increase retail rates by $26.5 million, or 7.2 percent, effective January 1, 2005.

  o On August 4, 2004, the DPUC issued a final decision accepting the settlement filed in April 2004 by Yankee Gas, which provided for the termination of Yankee Gas' Infrastructure Expansion Rate Mechanism (IERM).

  o A settlement agreement was filed for approval in July 2004 with the New Hampshire Public Utilities Commission (NHPUC) to raise Public Service Company of New Hampshire (PSNH) retail distribution rates by $3.5 million on October 1, 2004 and $10 million on June 1, 2005.

  o On July 19, 2004, the Massachusetts Department of Telecommunications and Energy (DTE) issued an order approving Western Massachusetts Electric Company's (WMECO) financing of its prior spent nuclear fuel liability through the issuance of up to $52 million in debt. WMECO plans to issue this debt by the end of 2004.

  o In June 2004, the FERC approved a 40-year license extension for Northeast Generation Company's (NGC) Housatonic hydroelectric generation units in Connecticut. That license covers 115 megawatts (MW) of capacity.

Liquidity:

  o At June 30, 2004, NU had $180.2 million of cash, including cash and cash equivalents and unrestricted cash from counterparties compared with $83.7 million at December 31, 2003.

  o On May 11, 2004, NU announced an 8.3 percent increase in its quarterly dividend. On September 30, 2004, NU will pay a dividend of $0.1625 per share to shareholders of record as of September 1, 2004.

  o NU's capital expenditures have been lower than projected at the beginning of 2004. NU's capital expenditures totaled $311.6 million for the first six months of 2004, compared with $234 million for the first six months of 2003. NU's 2004 capital spending was originally budgeted to total $738 million, but is now projected to total $674.2 million due to delays in certain transmission projects.

Overview
--------

Consolidated: NU earned $22.9 million, or $0.18 per share, in the second quarter of 2004, compared with earnings of $26.9 million, or $0.21 per share in the second quarter of 2003. For the first six months of 2004, NU earned $90.3 million or $0.71 per share, compared with earnings of $87.1 million, or $0.69 per share, in the first six months of 2003. The results for the second quarter and first six months of 2004 include an after-tax write-down of $2.4 million, or $0.02 per share, of NU's investment in a developer of fuel cell and power quality equipment. NU's remaining investment in that company is $3.8 million.

A summary of NU's earnings/(losses) by business segment for the second quarter and first six months of 2004 and 2003 is as follows:

-------------------------------------------------------------------------------
                           For the Three Months       For the Six Months
                              Ended June 30,            Ended June 30,
-------------------------------------------------------------------------------
(Millions of Dollars)       2004         2003         2004         2003
-------------------------------------------------------------------------------
Utility Group              $27.1        $15.5        $80.5        $73.6
NU Enterprises               2.9         11.9         21.7         17.1
Other                       (7.1)        (0.5)       (11.9)        (3.6)
-------------------------------------------------------------------------------
Net income                 $22.9        $26.9        $90.3        $87.1
-------------------------------------------------------------------------------

NU's revenues during the first six months of 2004 increased to $3.4 billion from $2.9 billion in the same period of 2003. The increase in revenues was primarily due to an increase of approximately $230 million in revenues at NU Enterprises' merchant energy business segment as a result of $192 million in higher revenues from higher electric and gas prices and an increase in volumes that accounted for the remainder of that increase.
NU's revenue increase is also the result of a $183 million increase in Utility Group revenues due to an increase in retail electric sales volume that accounted for $133 million of that increase and an increase in retail electric prices that accounted for the remainder of that increase.

Utility Group: The Utility Group is comprised of CL&P, PSNH, WMECO, and Yankee Gas. Earnings at the Utility Group increased by $11.6 million in the second quarter of 2004 compared with the same period of 2003, and increased by $6.9 million for the first six months of 2004 compared with the first six months of 2003. The increase in earnings for the first six months of the year was primarily due to an increase in retail electric sales of 3.7 percent. A summary of Utility Group earnings/(losses) by company for the second quarter and first six months of 2004 and 2003 is as follows:

-------------------------------------------------------------------------------
                           For the Three Months      For the Six Months
                              Ended June 30,           Ended June 30,
-------------------------------------------------------------------------------
(Millions of Dollars)       2004         2003        2004         2003
-------------------------------------------------------------------------------
CL&P *                     $17.3        $ 4.7       $43.5        $30.0
PSNH                         6.0         11.1        17.8         21.9
WMECO                        3.6          2.6         7.1          8.7
Yankee Gas                   0.2         (2.9)       12.1         13.0
-------------------------------------------------------------------------------
Net income                 $27.1        $15.5       $80.5        $73.6
-------------------------------------------------------------------------------

*After preferred dividends

CL&P's higher earnings resulted from distribution and transmission rate increases that took effect January 1, 2004. These higher retail rates offset higher depreciation expense and higher pension expense.
Additionally, CL&P also benefited from a 3.3 percent increase in retail electric sales.

PSNH's lower earnings were due primarily to higher pension expense and lower unbilled revenues.

The lower year-to-date earnings at WMECO were due to lower pension income and higher interest expense.

Yankee Gas' second quarter results benefited from a change in rate design implemented in August 2003 and lower income tax expense. Yankee Gas' current rate design is intended to recover more costs based on stable, fixed monthly charges rather than based on variable, usage-based charges as was the rate design in place earlier in 2003. That shift from more variable to more fixed charges will reduce quarterly earnings in the higher-use first and fourth quarters and improve quarterly results in the lower-use second and third quarters compared to Yankee Gas' previous rate design. Yankee Gas' results for the first six months of 2004 compared to 2003 continue to reflect the impact of the change in rate design. The reduction in income tax expense was a result of revisions to estimates of deferred taxes associated with Yankee Gas' plant assets.

Included in Utility Group earnings are earnings related to the regulated transmission business. Transmission business earnings were $5.3 million in the second quarter of 2004 and $12.5 million for the first six months of the year compared with earnings of $3.8 million in the second quarter of 2003 and $11.8 million for the first six months of 2003. Transmission business earnings for the periods in 2004 are higher than the same periods in 2003 primarily due to higher revenues. Transmission revenues are higher in 2004 due to a revenue tracking mechanism that was put in place in 2004 to match revenues and costs of providing transmission service. In the first six months of 2004, $70.2 million of transmission projects were placed in service. The revenue tracking mechanism allows immediate recovery of these costs. During the first six months of 2003, revenues were not subject to such a tracking mechanism.

NU Enterprises: NU Enterprises, Inc. is the parent company of NGC, Northeast Generation Services Company (NGS), Select Energy, Inc. (Select Energy), Select Energy Services, Inc. (SESI), and their respective subsidiaries, and Woods Network Services, Inc. (Woods Network), all of which are collectively referred to as "NU Enterprises." The generation operations of Holyoke Water Power Company (HWP) are also included in the results of NU Enterprises. The companies included in the NU Enterprises segment are grouped into two business segments: the merchant energy business segment and the energy services business segment. The merchant energy business segment is comprised of Select Energy's wholesale business, which includes approximately 1,440 MW of primarily pumped storage and hydroelectric generation assets owned by NGC and Select Energy's retail business. The energy services business consists of the operations of NGS, SESI and Woods Network.

NU Enterprises earnings decreased by $9 million in the second quarter of 2004 compared with the second quarter of 2003, but increased by $4.6 million for the first six months of 2004 compared with the first six months of 2003. The improved six-month earnings are a result of improved margins and higher retail volumes on merchant energy contracts. A summary of NU Enterprises' earnings/(losses) by business for the second quarter and first six months of 2004 and 2003 is as follows:

-------------------------------------------------------------------------------
                           For the Three Months      For the Six Months
                              Ended June 30,           Ended June 30,
-------------------------------------------------------------------------------
(Millions of Dollars)       2004         2003        2004         2003
-------------------------------------------------------------------------------
Merchant energy            $ 4.5        $10.6       $23.6        $15.5
Energy services             (1.4)         1.4        (1.6)         1.8
Parent company              (0.2)        (0.1)       (0.3)        (0.2)
-------------------------------------------------------------------------------
Net income                 $ 2.9        $11.9       $21.7        $17.1
-------------------------------------------------------------------------------

A $6.1 million decrease in quarterly profitability was largely anticipated at the merchant energy business and was due primarily to the structuring of some of Select Energy's full requirements wholesale power contracts, which produced higher per megawatt-hour revenues in the first quarter of 2004 and lower revenues in the second quarter of 2004. Select Energy's cost per kilowatt-hour (kWh) for procuring electricity is relatively flat throughout 2004. However, contracted sales prices to some of Select Energy's wholesale customers were relatively high in the first quarter and were lower in the second quarter, creating better wholesale margins in the first quarter of 2004 and lower margins in the second quarter. This decrease was offset by the retail business' improved volumes and improved margins on those volumes. However, earnings were higher in the first half of 2004 compared with the first half of 2003 as a result of improved margins.

Merchant energy business earnings are expected to be more evenly distributed between the third and fourth quarters of 2004 than between the first and second quarters of 2004.

The decreases in second quarter and year-to-date earnings at the energy services business are due in part to a $1.8 million after-tax loss recorded in the second quarter on a construction contract.

Future Outlook
--------------

Consolidated: NU continues to project earnings of between $1.20 per share and $1.40 per share in 2004.

Utility Group: The NU consolidated earnings estimate for 2004 includes Utility Group earnings of between $1.08 per share and $1.20 per share.

NU Enterprises: The NU consolidated earnings estimate for 2004 continues to reflect earnings of between $0.22 per share and $0.30 per share or earnings of between $28 million and $38 million at NU Enterprises. The merchant energy business earned $23.6 million through June 30, 2004, and NU now projects that 2004 merchant energy business segment earnings will be near the upper end of the $24 million to $31 million earnings range. The energy services business segment, comprised of NGS, SESI and Woods Network may fall below the low end of its previous earnings range of $4 million.

Parent Company: NU parent is expected to have debt and other expenses of approximately $0.10 per share.

Strategic Overview
------------------

As part of its strategic planning process, management is performing a comprehensive review of all of its business lines and developing five-year business plans. While this review has not been completed, it is not expected that the results will significantly adjust the business and operating strategy of the company.

Liquidity
---------

Consolidated: NU continues to maintain an adequate level of liquidity. At June 30, 2004, NU had $180.2 million of cash, including cash and cash equivalents and unrestricted cash from counterparties compared with $83.7 million at December 31, 2003.

NU's net cash flows provided by operating activities increased to $508 million in the first six months of 2004 from $211.7 million in the first six months of 2003. The increase is due to changes in working capital items, primarily accounts payable and accrued taxes. Accounts payable increased in the first six months of 2004 due primarily to an increase in CL&P accounts payable resulting from transitional standard offers (TSO) supply purchases at higher prices and an increased percentage of TSO purchases from unaffiliated suppliers. In the first six months of 2003, accounts payable decreased due to lower Select Energy wholesale electricity purchases. Accrued taxes decreased by $110 million in 2003 due primarily to the payment of taxes on the gain on the sale of Seabrook compared to a decrease of $24.5 million in 2004. These 2003 changes were partially offset by a decrease in accounts receivable related to a lower level of Select Energy sales in the first six months of 2003 compared to the last quarter of 2002 and a decrease in investments in securitizable assets and regulatory overrecoveries. The decrease in regulatory overrecoveries is primarily due to lower Competitive Transition Assessment (CTA) and Generation Service Charge (GSC) collections in the first six months of 2004, which is also the primary reason for the change in deferred income taxes from the first six months of 2003 to the first six months of 2004. The change in deferred income taxes is expected to continue to benefit cash flows from operations due to bonus tax depreciation on newly completed plant assets. Cash flows from operations, which have been significantly affected by changes in working capital items, are not necessarily indicative of the cash flows for the second half of 2004.

On June 30, 2004, NU paid a dividend of $0.15 per share. On May 11, 2004, the NU Board of Trustees approved a common dividend of $0.1625 per share, payable September 30, 2004, to shareholders of record at September 1, 2004. The dividend declared on May 11, 2004 represents an 8.3 percent increase in the common dividend. This increase is consistent with management's intention of recommending increases in the common dividend at a rate that is higher than the expected industry average.

NU's capital expenditures have been lower than projected at the beginning of 2004. NU's capital expenditures totaled $311.6 million for the first six months of 2004, compared with $234 million for the first six months of 2003. NU's 2004 capital spending was budgeted to total $738 million, but is now projected to total $674.2 million, including $383.7 million by CL&P, $152.4 million by PSNH, $39.4 million by WMECO, $60 million by Yankee Gas, and $38.7 million by other NU subsidiaries. The lower level of capital expenditures was primarily related to delays in certain transmission projects as a result of appeals of decisions by the Connecticut Siting Council (CSC) and other legal and regulatory delays. Further delays in certain major projects could cause NU's actual capital spending to be below this projection.

In June 2004, Standard & Poor's (S&P) announced a new method of calculating the capital adequacy of companies engaged in the competitive marketing and trading of electricity and natural gas. S&P stated that companies rated investment grade, such as NU and all of its regulated operating companies, should have the liquidity to meet whatever collateral requirements are necessitated by a simultaneous downgrade of NU's ratings to below investment grade and a significant movement in forward energy prices. NU continues to evaluate the future impact of the new S&P standard and may need to increase its credit lines to meet S&P's capital adequacy standards. At this time, management does not believe that the cost of any additional liquidity which may be required will have a material impact on future earnings.

Utility Group: At June 30, 2004, the Utility Group had $5 million in borrowings outstanding on its $300 million revolving credit line. This credit line is scheduled to mature in November 2004 and is expected to be renewed for at least one year.

In addition to its revolving credit line, CL&P has an arrangement with a financial institution under which CL&P can sell up to $100 million of accounts receivable and unbilled revenues. At June 30, 2004, CL&P had sold accounts receivable totaling $80 million to that financial institution.
For more information regarding the sale of receivables, see Note 1H, "Summary of Significant Accounting Policies - Sale of Customer Receivables" to the consolidated financial statements.

On June 23, 2004, the DPUC approved CL&P's request to issue up to $280 million of debt securities. CL&P expects to issue the debt later in 2004. Proceeds will be used to repay short-term debt and to refinance a $59 million, 8.5 percent bond issuance that will be redeemed on August 10, 2004 at a call premium of 3.87 percent. At June 30, 2004, CL&P had $196.2 million in short-term debt outstanding from the NU Money Pool.

As part of the approved SMD settlement agreement, CL&P paid $83 million to suppliers on July 8, 2004, and agreed to refund $75 million to its customers. Of the combined payment and refund amount totaling $158 million, $31 million has not been funded into the restricted cash - LMP costs account. Additionally, as part of the DPUC's final decision regarding CL&P's CTA and System Benefits Charge (SBC) docket, the DPUC ordered a refund to CL&P's customers of $88.5 million over a seven-month period beginning with October 2004 consumption. These refunds, when combined with CL&P's proposed capital projects and previously ordered refunds of CTA and SBC amounts, will negatively impact CL&P's liquidity. However, CL&P expects no difficulty funding these additional requirements.

On July 22, 2004, PSNH issued $50 million of first mortgage bonds at a fixed interest rate of 5.25 percent. Proceeds were used to pay down short-term debt and fund PSNH's capital expenditure program. At June 30, 2004, PSNH had $62.1 million in short-term debt outstanding from the NU Money Pool.

On July 19, 2004, the DTE issued an order approving WMECO's financing of its prior spent nuclear fuel liability through the issuance of up to $52 million in debt. WMECO plans to issue this debt by the end of 2004.

NU Enterprises: At June 30, 2004, NU Enterprises had $53 million in letters of credit (LOCs) outstanding on NU parent's $350 million revolving credit line. This credit line is scheduled to mature in November 2004 and is expected to be renewed for at least one year.

SESI borrowed $7.4 million during 2004 to finance the implementation of energy saving improvements at customer facilities. Cash to repay these borrowings is funded by SESI's energy savings contracts.

Nuclear Decommissioning and Plant Closure Costs
-----------------------------------------------

The purchasers of NU's ownership shares of the Millstone, Seabrook and Vermont Yankee nuclear power plants assumed the obligation of decommissioning those plants, but NU still has significant decommissioning and plant closure cost obligations to the companies that own the Yankee Atomic (YA), Connecticut Yankee (CY) and Maine Yankee (MY) nuclear power plants (collectively, the Yankee Companies). Each plant has been shut down and is undergoing decommissioning. The Yankee Companies collect decommissioning and closure costs through wholesale, FERC-approved rates charged under power purchase agreements to several New England utilities, including NU's electric utility companies CL&P, PSNH and WMECO. These companies in turn pass these costs on to their customers through state regulatory commission-approved retail rates. YA has received FERC approval to collect all presently estimated decommissioning costs. MY and various other parties filed a settlement agreement with the FERC, which if approved, provides for the collection of approximately $27 million annually for decommissioning and long-term storage of spent fuel through October 31, 2008. Approval of the MY settlement agreement by the FERC is anticipated in the fall of 2004.

CY's estimated decommissioning and plant closure costs for the period 2000 through 2023 have increased by approximately $395 million over the April 2000 estimate of $436 million approved by the FERC in a 2000 rate case settlement. The revised estimate reflects the termination of the decommissioning contract with Bechtel Power Corporation in July 2003, the fact that CY is now self-performing all work to complete the decommissioning of the plant, the increases in the projected costs of spent fuel storage, and increased security and liability and property insurance costs. NU's share of CY's increase in decommissioning and plant closure costs is approximately $194 million. On July 1, 2004, CY filed with the FERC for recovery of the increased costs. In the filing CY seeks to increase its annual decommissioning collections from $16.7 million to $93 million for a six-year period beginning January 1, 2005. FERC proceedings have not yet been scheduled. In total, NU's estimated remaining decommissioning and plant closure obligation to CY is $315.5 million at June 30, 2004.

Previously, on June 10, 2004, the DPUC and the Office of Consumer Counsel filed a petition with the FERC seeking a declaratory order that CY can recover all decommissioning costs from its wholesale purchasers, including CL&P, PSNH and WMECO, but such purchasers may not recover in their retail rates any costs which FERC might determine to have been imprudently incurred. CY and the wholesale purchasers have objected and the matter is pending.

NU cannot at this time predict the timing or outcome of the FERC proceeding required for the collection of the increased decommissioning costs. Management believes that these costs have been prudently incurred and will ultimately be recovered from the customers of CL&P, PSNH and WMECO. However, there is a risk that some portion of these increased costs may not be recovered, or will have to be refunded if recovered, as a result of the FERC proceedings. For further information regarding these issues, see Part II, Item 1, "Legal Proceedings," in this report on Form 10-Q.

Utility Group Business Development and Capital Expenditures
-----------------------------------------------------------

Connecticut - CL&P: On July 14, 2003, the CSC approved a 345,000 volt transmission project from Bethel, Connecticut to Norwalk, Connecticut. The project is estimated to cost approximately $200 million and will help alleviate identified reliability issues in southwest Connecticut and help reduce congestion costs for all of Connecticut. An appeal of the CSC decision by the City of Norwalk is pending. Hearings on the merits of the appeal were held in early July 2004 and a decision on the appeal is expected this summer. Management is currently reassessing the project's expected cost and completion date. This project is exempt from the State of Connecticut's moratorium on the approval of new electric and natural gas transmission projects. At June 30, 2004, CL&P has capitalized $41.5 million associated with this project.

On October 9, 2003, CL&P and United Illuminating (UI) filed for approval of a separate 345,000 volt transmission line from Norwalk, Connecticut to Middletown, Connecticut. The estimated construction costs of this project are approximately $620 million. CL&P will jointly site this project with UI and CL&P will own 80 percent, or approximately $496 million, of the project. This project is also exempt from the State of Connecticut's moratorium on the approval of new electric and natural gas transmission projects. Hearings before the CSC began in February 2004 and are scheduled to continue through the third quarter of 2004, with a final CSC decision scheduled for December 2004. Construction is expected to commence shortly after the final decision. At June 30, 2004, CL&P has capitalized $13.2 million related to this project.

In September 2002, the CSC approved a plan to replace an undersea electric transmission line between Norwalk, Connecticut and Northport - Long Island, New York. The project is expected to cost approximately $100 million and CL&P and the Long Island Power Authority (LIPA) each own approximately 50 percent of the line. The project still requires federal and New York State approvals, but is exempt from the State of Connecticut's moratorium on the approval of new electric and natural gas transmission projects. On June 24, 2004, representatives from CL&P, the state of Connecticut, LIPA, and the Cross Sound Cable Company reached a comprehensive settlement of issues surrounding the activation of the separate Cross Sound Cable, in which NU has no investment. Among other items, the settlement agreement calls for the replacement of the existing Norwalk to Northport transmission line. A timetable for replacement of the line is due to be filed with the Connecticut Department of Environmental Protection by October 1, 2004. Management now expects the replacement cable to be operational by 2008. At June 30, 2004, CL&P has capitalized $6.5 million related to this project.

In the first six months of 2004, NU placed in service $70.2 million of electric transmission projects. These projects included CL&P's $36 million upgrade of a transmission substation in Stamford, Connecticut that will allow more than 100 additional MW to be imported into southwest
Connecticut.

Connecticut - Yankee Gas: On June 10, 2004, Yankee Gas submitted a compliance filing with the DPUC concerning the construction of a 1.2 billion cubic foot liquefied natural gas storage facility in Waterbury, Connecticut. A final DPUC decision is anticipated in the third quarter of 2004. If that decision is acceptable to Yankee Gas, it is expected that Yankee Gas will enter into a final contract for the construction of the LNG facility, which is now expected to cost $108 million. Yankee Gas would anticipate beginning construction later in 2004 and for the facility to become operational in 2007 in time for the 2007/2008 heating season. This project is also exempt from the State of Connecticut's moratorium on the approval of new electric and natural gas transmission projects. At June 30, 2004, Yankee Gas has capitalized $4.1 million related to this project.

New Hampshire: In May 2004, PSNH received final approval from the NHPUC to convert one of three 50 megawatt units at the coal-fired Schiller Station to burn wood. In its final decision, the NHPUC approved a joint motion for reconsideration with the Office of Consumer Advocate (OCA), the state Office of Energy and Planning and the New Hampshire Timberland Owners' Association that modified a risk and reward sharing mechanism approved in an order on February 6, 2004, by the NHPUC. PSNH still is required to obtain various environmental permits, but expects to begin construction later in 2004 following the receipt of those permits. The $75 million project, which will reduce air emissions, will take approximately two years to complete.

The NHPUC's decision approving PSNH's proposal regarding Schiller Station is the subject of an appeal to the New Hampshire Supreme Court by the state's existing wood-fired generating plant owners. Management believes that the appeal will not impair PSNH's ability to proceed with the Schiller Station project.

For further information regarding rate matters associated with business development and capital expenditures, see "Restructuring and Rate Matters," in this Management's Discussion and Analysis.

Regional Transmission Organization
----------------------------------

In Order 2000, the FERC required all transmission owning utilities to voluntarily form RTOs or to state why this process has not begun.

On October 31, 2003, the New England Independent System Operator (ISO-NE), along with NU and six other New England transmission companies, filed a proposal with the FERC to create an RTO for New England. On March 24, 2004, the FERC issued an order conditionally accepting the New England RTO proposal. The RTO is intended to strengthen the independent and efficient management of the region's power system while ensuring that customers in New England continue to have the most reliable system possible to facilitate the benefits of a competitive wholesale energy market.

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

In its March 24, 2004 order the FERC accepted the proposal for the 0.5 percent incentive adder, but set to hearing the issues of the appropriate base ROE and the clarification as to which facilities the 1.0 percent incentive adder applies. A final ruling regarding these issues is expected in 2005.

Restructuring and Rate Matters
------------------------------

Utility Group: On August 26, 2003, the transmission segment of NU's regulated companies filed its first transmission rate case at the FERC since 1995. In the filing, the companies requested implementation of a formula rate that would allow recovery of increasing transmission expenditures on a timelier basis and that the changes, including a $23.7 million annual rate increase through 2004, take effect on October 27, 2003. The companies requested that the FERC maintain their existing 11.75 percent ROE until a ROE for the New England RTO is established by the FERC. On October 22, 2003, the FERC accepted this filing implementing the proposed rates subject to refund effective on October 28, 2003 and set several issues for hearing.

On June 14, 2004, the transmission segment of NU's regulated companies reached a settlement agreement with the parties to its rate case that allows transmission to implement formula-based rates as proposed with an
11.0 percent ROE until the FERC establishes an ROE for the RTO. The FERC is expected to issue a decision on the settlement agreement in the second half of 2004.

Revenues billed through June 2004 were based on the original proposed ROE of 11.75 percent. The settlement agreement resulted in the recognition of a $1.8 million regulatory liability for the reduction in ROE from 11.75 percent to 11.0 percent and reduced second quarter 2004 earnings by $1.1 million. In addition, a regulatory liability for the collection of costs not yet incurred has also been recognized but had no impact on earnings. This total regulatory liability at June 30, 2004 was approximately $4 million.

Wholesale transmission revenues are based on rates and formulas that are approved by the FERC. Most of NU's wholesale transmission revenues are collected through a combination of the New England Regional Network Service
(RNS) tariff and NU's Local Network Service (LNS) tariff. The RNS tariff, which is administered by ISO-NE, recovers the revenue requirements associated with transmission facilities that are deemed by the FERC to be Pool Transmission Facilities. This regional rate is reset on June 1st of each year. The LNS tariff which was accepted by the FERC on October 22, 2003, provides for the recovery of NU's total transmission revenue requirements, net of revenues received from other sources, including revenues received under the RNS rates. NU's LNS rate is a formula rate which is also reset on June 1st of each year. Additionally, NU's LNS tariff provides for a true-up to actual costs which ensures that NU recovers its total annual transmission revenue requirements, including the allowed ROE. The calculation of new rates under the LNS tariff, as well as the true-up calculation, are filed with FERC.

Connecticut - CL&P:

Impacts of Standard Market Design: On March 1, 2003, the ISO-NE implemented SMD. As part of SMD, LMP is utilized to assign value and causation to transmission congestion and line losses. Transmission congestion costs represent the additional costs incurred due to the need to run uneconomic generating units in certain areas that have transmission constraints, which prevent these areas from obtaining alternative lower-cost generation.
Line losses represent losses of electricity as it is sent over transmission lines.

CL&P was billed $186 million of incremental LMP costs in 2003 by its standard offer service suppliers, including affiliate Select Energy, or by ISO-NE and collected $158 million from its customers. CL&P and its suppliers disputed the responsibility for the $186 million of incremental
LMP costs incurred. A settlement agreement was reached to settle the dispute among all the parties involved and was filed with the FERC on March 3, 2004. NU recorded a pre-tax loss in 2003 of approximately $60 million (approximately $37 million after-tax) related to this settlement agreement.
The settlement agreement was approved by the FERC on June 28, 2004.

On July 8, 2004, CL&P paid the standard offer service suppliers $83 million as part of the approved settlement agreement, and the remaining $75 million became available to be refunded to CL&P's customers. The method in which the $75 million will be refunded to customers is currently under review by the DPUC with a decision expected in the third quarter of 2004.

Public Act No. 03-135 and Rate Proceedings: On June 25, 2003, the Governor of Connecticut signed into law Public Act No. 03-135 (the Act) that amended Connecticut's 1998 electric utility industry legislation. The Act required CL&P to file a four-year transmission and distribution plan with the DPUC. On December 17, 2003, the DPUC issued its final decision in the rate case.

CL&P filed a petition for reconsideration of certain items in the rate case on December 31, 2003. Other parties also filed petitions for reconsideration. On January 21, 2004, the DPUC agreed to reconsider CL&P's items and issued a final decision on the reconsideration on August 4, 2004. The final decision allows CL&P to recover approximately $32 million related to these items beginning August 1, 2004. The DPUC has authorized using the existing CTA overrecoveries to recover the approximately $24 million net present value of these additional amounts in lieu of an increase in rates.

The final decision could have a positive pre-tax impact of up to approximately $12 million in 2004. The DPUC's conclusion on streetlighting refund periods and methodologies was also included in the final decision and could significantly reduce the $12 million pre-tax impact. In addition, the impact could also be offset by CL&P's earnings sharing mechanism. Management has not determined the amount of these potential offsets.

CTA and SBC Reconciliation: The CTA allows CL&P to recover stranded costs, such as securitization costs associated with the rate reduction bonds, amortization of regulatory assets, and independent power producer (IPP) over market costs, while the SBC allows CL&P to recover certain regulatory and energy public policy costs, such as public education outreach costs, hardship protection costs, transition period property taxes, and displaced workers protection costs. The GSC allows CL&P to recover the costs of the procurement of energy for standard offer service.

On April 1, 2004, CL&P filed its 2003 CTA and SBC reconciliation with the DPUC. For the year ended December 31, 2003, total CTA revenues and excess GSC revenues as filed exceeded the CTA revenue requirement by $148.3 million. For the same period, SBC revenues as filed exceeded the SBC revenue requirement by $25.5 million. These amounts were recorded as regulatory liabilities on the accompanying consolidated balance sheets.

A final decision in the 2003 CTA and SBC docket was issued on August 4, 2004. In the final decision, the DPUC ordered a refund to customers of $88.5 million over a seven-month period beginning with October 2004 consumption. The DPUC ordered that the SBC rate be reduced to zero effective January 1, 2005. The DPUC also directed CL&P to impute revenue of $2.7 million to customers associated with a previously renegotiated IPP contract. CL&P will likely seek rehearing on this issue, and management cannot predict the outcome of this issue at this time.

In the 2001 CTA and SBC reconciliation filing, and subsequently in a September 10, 2002 petition to reopen related proceedings, CL&P requested that a deferred intercompany liability associated with income taxes be excluded from the calculation of CTA revenue requirements. On September 10, 2003, the DPUC issued a final decision denying CL&P's request, and on October 24, 2003, CL&P appealed the DPUC's final decision to the Connecticut Superior Court. The appeal has been fully briefed and is in the argument phase, and a decision from the Connecticut Superior Court could be rendered by the end of 2004. If the company's request is ultimately granted through court proceedings, then there could be additional amounts due to CL&P from its customers. The 2004 impact of including the deferred intercompany liability in CTA revenue requirements has been a reduction of approximately $19.3 million in revenue.

Connecticut - Yankee Gas:

Rate Case Filing: On July 2, 2004, Yankee Gas filed a rate case with the DPUC to increase retail rates by $26.5 million, or 7.2 percent, effective January 1, 2005. Yankee Gas also requested an authorized ROE of 10.75 percent in the rate case filing. The requested increase in rates results from increased costs of distribution delivery services such as pension and healthcare, as well as additional investments needed to maintain a safe and reliable gas distribution system. Yankee Gas expects a decision from the DPUC on the rate case by the end of 2004 and anticipates that it will underearn its currently authorized 11.0 percent ROE in 2004.

IERM Settlement: On April 29, 2004, Yankee Gas and the OCC filed a settlement agreement that provides for the termination of Yankee Gas' IERM, which tracked the revenue and expenses associated with its system expansion program. The settlement finalizes ratemaking treatment for all Yankee Gas IERM projects and returns Yankee Gas to a traditional capital investment test. A final decision approving the settlement was issued on August 4, 2004. The settlement agreement temporarily lowers the ROE on certain IERM assets to Yankee Gas' debt rate and will not have a material adverse impact on Yankee Gas' net income or financial position.

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

On July 14, 2004, PSNH filed with the NHPUC a revenue requirements settlement agreement among several parties, including the NHPUC staff and the OCA. If approved by the NHPUC, the settlement would allow increases in PSNH's delivery rates totaling $3.5 million annually, effective prospectively on October 1, 2004, and an incremental $10 million increase annually effective prospectively on June 1, 2005, for a total rate increase of $13.5 million. On July 29, 2004, PSNH filed with the NHPUC a rate design settlement agreement among several parties, including the NHPUC staff. If approved by the NHPUC, these two settlement agreements would resolve all delivery service rate case issues. A hearing took place on August 3, 2004, and a decision is expected by the end of the third quarter of 2004.

Transition Energy Service: In accordance with the Restructuring Settlement and state law, PSNH files for updated transition energy service (TS) rates annually. The TS rate recovers PSNH's generation and purchased power costs, including a return on PSNH's generation investment. PSNH defers any difference between its TS revenues and the actual costs incurred. On December 19, 2003, the NHPUC issued an order approving a $0.0536 per kWh TS rate effective February 1, 2004 through January 31, 2005.

The December 2003 order also addressed the issue of cost deferrals by requiring a review of TS costs in July 2004 for a possible TS rate change effective August 1, 2004. Accordingly, PSNH filed a petition with the NHPUC on July 1, 2004 requesting a change in the TS rate from the current $0.0536 per kWh to $0.0594 per kWh based on actual costs and underrecoveries incurred to date and updated cost projections. A hearing took place on July 26, 2004, and an order changing the TS rate to $0.0579 per kWh, effective August 1, 2004 was issued by the NHPUC on August 2,
2004.

SCRC Reconciliation Filing: The Stranded Cost Recovery Charge (SCRC) allows PSNH to recover its stranded costs. On an annual basis, PSNH files with the NHPUC a SCRC reconciliation filing for the preceding calendar year.
This filing includes the reconciliation of stranded cost revenues billed with stranded costs, and TS revenues billed with TS costs. The NHPUC reviews the filing, including a prudence review of PSNH's generation operations. The cumulative deferral of SCRC revenues in excess of costs was $175.8 million at June 30, 2004. The 2003 SCRC filing was made on April 30, 2004. Management does not expect the review of the 2003 SCRC filing to have a material effect on PSNH's net income or financial position. Hearings are currently scheduled for October 2004.

Estimated unbilled revenues for PSNH are not considered in the reconciliation of certain billed revenues to incurred costs through rate mechanisms such as the SCRC and the SBC. Accordingly, changes in estimated unbilled revenues due to changes in these charges impact PSNH's earnings in the period of change.

Massachusetts:

Transition Cost Reconciliation: On March 31, 2004, WMECO filed its 2003 transition cost reconciliation with the DTE. This filing reconciled the recovery of generation-related stranded costs for calendar year 2003. The timing of a final decision is uncertain. Management does not expect the outcome of this docket to have a material adverse impact on WMECO's net income or financial position.

NU Enterprises
--------------

Business Segments: NU Enterprises aligns its businesses into two business segments, the merchant energy business segment and the energy services business segment. The merchant energy business segment includes Select Energy's wholesale and retail marketing businesses. Also included in this segment are 1,440 MW of generation assets, consisting of 1,293 MW of primarily pumped storage and hydroelectric generation assets at NGC and 147 MW of coal-fired generation at HWP.

In June 2004, the FERC approved a 40-year license extension for NGC's Housatonic hydroelectric generation units in Connecticut. That license covers four conventional stations and one pumped storage station, which together account for approximately 115 MW of capacity.

The energy services business segment includes the operations of SESI, NGS, and Woods Network. SESI performs energy management services for large commercial customers, institutional facilities and the United States government and energy-related construction services. NGS operates and maintains NGC's and HWP's generation assets and provides third-party electrical services. Woods Network is a network design, products and service company.

Outlook: During 2004, NU expects that NU Enterprises will earn in the range of $28 million to $38 million, with the merchant energy business segment expected to earn near the upper end of its range of between $24 million and $31 million and the energy services business segment may fall below the low end of its previous earnings range of $4 million. Those ranges are heavily dependent on NU Enterprises' ability to achieve targeted wholesale and retail origination margins, successfully manage its contract portfolios and improve the financial performance of the energy services business segment.

In the second quarter of 2004, Select Energy won 12-month contracts to serve various NSTAR subsidiaries. Under these contracts, Select Energy will serve approximately 1,100 MW and will earn more than $225 million of revenues over the contract term of July 1, 2004 through June 30, 2005. Select Energy will continue to bid on contracts in 2004 that will take effect in 2004 and beyond. Select Energy's ability to secure a significant amount of wholesale load is a critical factor in NU Enterprises' ongoing profitability. Based upon June 30, 2004 market information, Select Energy's wholesale electric and gas business has already contracted approximately 80 percent of the sales needed to reach its 2004 gross margin targets, assuming satisfactory portfolio management for the remainder of the year.

The retail marketing portion of NU Enterprises' merchant energy business segment has already contracted for more than 75 percent of the business needed to achieve 2004 gross margin targets.

Intercompany Transactions: CL&P's standard offer purchases from Select Energy represented $108.3 million for the three months ended June 30, 2004, compared with $138.9 million during the same period in 2003. Other energy purchases between CL&P and Select Energy totaled $27.7 million for the three months ended June 30, 2004 and $33.2 million during the same period in 2003. Additionally, WMECO's purchases from Select Energy represented $21 million for the three months ended June 30, 2004, compared with $29.2 million during the same period in 2003. These amounts are eliminated in consolidation.

CL&P's standard offer purchases from Select Energy represented $256.8 million for the first six months of 2004, compared with $279.9 million during the same period in 2003. Other energy purchases between CL&P and Select Energy totaled $57.7 million for the first six months of 2004 and $69.2 million during the same period in 2003. Additionally, WMECO's purchases from Select Energy represented $53 million for the first six months of 2004, compared with $68.2 million during the same period in 2003. These amounts are eliminated in consolidation.

At June 30, 2004, CL&P and WMECO held $22 million and $10.8 million, respectively, of unrestricted cash from Select Energy, who is a counterparty to energy contracts with CL&P and WMECO. These amounts eliminate in consolidation.

NU Enterprises' Market and Other Risks
--------------------------------------

Overview: For further information on risk management activities, see "Competitive Energy Subsidiaries' Market and Other Risks" in NU's combined report on Form 10-K.

Risk management within Select Energy is organized to address the market, credit and operational exposures arising from the merchant energy business segment, which include: wholesale marketing activities (including limited energy trading for market and price discovery purposes as well as asset optimization) and retail marketing activities. The framework for managing these risks is set forth in NU's risk management policies and procedures, which are periodically reviewed by the NU Board of Trustees.

Merchant Energy Marketing Activities: Select Energy manages its portfolio of wholesale and retail marketing contracts and assets to maximize value while maintaining an acceptable level of risk. At forward market prices in effect at June 30, 2004, the wholesale marketing portfolio had a positive fair value. This positive fair value indicates a likely positive impact on Select Energy's gross margin in the future. However, there could be significant volatility in the energy commodities markets that may affect this position between now and when the contracts are settled. Accordingly, there can be no assurances that Select Energy will realize the gross margin corresponding to the present positive fair value of its wholesale marketing portfolio.

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

At June 30, 2004, Select Energy had trading derivative assets of $111.2 million and trading derivative liabilities of $82.9 million, for a net positive position of $28.3 million for the entire trading portfolio. These amounts are combined with other derivatives and are included in derivative assets and derivative liabilities on the accompanying consolidated balance sheets. The increase in both derivative asset and liability amounts from March 31, 2004, relates primarily to price increases. Information regarding non-trading and other derivatives is included in Note 2, "Derivative Instruments," to the consolidated financial statements.

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

The methods used to determine the fair value of energy trading contracts are identified and segregated in the table of fair value of contracts at June 30, 2004. A description of each method is as follows: 1) prices actively quoted primarily represent New York Mercantile Exchange futures and options that are marked to closing exchange prices; 2) prices provided by external sources primarily include over-the-counter forwards and options, including bilateral contracts for the purchase or sale of electricity or natural gas, and are marked to the mid-point of bid and ask market prices; and 3) prices based on models or other valuation methods primarily include transactions for which specific quotes are not available. Currently, Select Energy has no contracts for which fair value is determined based on a model or other valuation method. Broker quotes for electricity are available through the year 2006. Broker quotes for natural gas are available through 2013.

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

As of and for the six months ended June 30, 2004, the sources of the fair value of trading contracts and the changes in fair value of these trading contracts are included in the following tables. Intercompany transactions are eliminated and not reflected in the amounts below.

-------------------------------------------------------------------------------
(Millions of Dollars)   Fair Value of Trading Contracts at June 30, 2004
-------------------------------------------------------------------------------
                          Maturity    Maturity of    Maturity in     Total
                          Less than   One to Four     Excess of       Fair
Sources of Fair Value     One Year       Years        Four Years     Value
-------------------------------------------------------------------------------
Prices actively quoted      $0.3         $0.1           $ -          $ 0.4
Prices provided by
  external sources           6.3          7.5            14.1         27.9
-------------------------------------------------------------------------------
Totals                      $6.6         $7.6           $14.1        $28.3
-------------------------------------------------------------------------------

The fair value of energy trading contracts increased $0.9 million from $27.4 million at March 31, 2004 to $28.3 million at June 30, 2004. The change in the fair value of the trading portfolio is primarily attributable to changes in energy commodity prices during the period. There were no changes in valuation techniques or assumptions in the second quarter of 2004.

-------------------------------------------------------------------------------
                                         Total Portfolio Fair Value
-------------------------------------------------------------------------------
                                   Three Months Ended    Six Months Ended
(Millions of Dollars)                 June 30, 2004       June 30, 2004
-------------------------------------------------------------------------------
Fair value of trading contracts
  outstanding at the beginning
  of the period                           $27.4                $32.5
Contracts realized or otherwise
  settled during the period                (0.4)                (6.1)
Changes in fair value of
  contracts                                 1.3                  1.9
-------------------------------------------------------------------------------
Fair value of trading contracts
  outstanding at the end
  of the period                           $28.3                $28.3
-------------------------------------------------------------------------------

Changing Market: The breadth and depth of the market for energy marketing products in Select Energy's areas of business have been adversely affected by the withdrawal or financial weakening of a number of companies, particularly power marketers, who have historically done significant amounts of business with Select Energy. In general, the market for such products is shorter term in nature with less liquidity, market pricing information is less readily available, and participants are sometimes unable to meet Select Energy's credit standards without providing cash or LOC support. Select Energy is being adversely affected by these factors, and there could be a continuing adverse impact on Select Energy's business lines due to its increasing reliance on business arrangements with a more limited number of counterparties, primarily power generators.

Changes are occurring in the administration of transmission systems in territories in which Select Energy does business. RTOs are being proposed and approved, and other changes in market design are occurring within transmission regions. For example, SMD was implemented in New England on March 1, 2003 and has created both challenges and opportunities for Select Energy. For information regarding the effects of SMD on Select Energy and RTOs, see "Restructuring and Rate Matters," and "Regional Transmission Organization," in this Management's Discussion and Analysis. As the market continues to evolve, there could be additional adverse effects that management cannot determine at this time.

Counterparty Credit: Counterparty credit risk relates to the risk of loss that Select Energy would incur because of non-performance by counterparties pursuant to the terms of their contractual obligations. Select Energy has established written credit policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of potential counterparties' financial conditions (including credit ratings), collateral requirements under certain circumstances (including cash advances, LOCs, and parent guarantees), and the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. This evaluation results in establishing credit limits prior to Select Energy's entering into contracts. The appropriateness of these limits is subject to continuing review. Concentrations among these counterparties may affect Select Energy's overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes to economic, regulatory or other conditions. At June 30, 2004, approximately 79 percent of Select Energy's counterparty credit exposure to wholesale and trading counterparties was cash collateralized or rated BBB- or better. Select Energy held $105 million and $46.5 million of counterparty cash advances at June 30, 2004 and December 31, 2003, respectively. For further information, see Note 1K, "Unrestricted Cash from Counterparties," to the consolidated financial statements.

Select Energy's Credit: A number of Select Energy's contracts require the posting of additional collateral in the form of cash or LOCs in the event NU's ratings were to decline and in increasing amounts dependent upon the severity of the decline. At NU's present investment grade ratings, Select Energy has not had to post any collateral based on credit downgrades. Were NU's unsecured ratings to decline two to three levels to sub-investment grade, Select Energy could, under its present contracts, be asked to provide approximately $310 million of collateral or LOCs to various unaffiliated counterparties and approximately $97 million to several independent system operators and unaffiliated local distribution companies, which management believes NU would currently be able to provide, subject to the Securities and Exchange Commission (SEC) limits described below. NU's credit ratings outlooks are currently stable or negative, but management does not believe that at this time there is a significant risk of a ratings downgrade to sub-investment grade levels.

On June 30, 2004, the SEC issued an order allowing NU to significantly expand its financial support of NU Enterprises. The new order allows NU through June 30, 2007 to 1) increase its allowable investments in certain of its unregulated businesses, presently 15 percent of its consolidated capitalization as permitted by SEC regulation, by an additional $500 million, 2) increase the limit for its guarantees of all of its competitive affiliates from $500 million to $750 million, and 3) increase its allowable investments in exempt wholesale generators (EWGs) from $481 million to $1 billion. The order will permit NU to fully support the planned level of business activities of Select Energy and its other unregulated businesses. NU has no present plans to significantly expand its EWG portfolio. However, if an investment opportunity becomes available, NU will be able to pursue it within the new allowable EWG investment level.

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

On June 14, 2004, the transmission segment of NU's regulated companies reached a settlement agreement with the parties to its rate case that allows transmission to implement formula-based rates as proposed with an
11.0 percent ROE until the FERC establishes an ROE for the RTO. The FERC is expected to issue a decision on the settlement agreement in the second half of 2004.

Revenues billed through June 2004 were based on the original proposed ROE of 11.75 percent. The settlement agreement resulted in the recognition of a $1.8 million regulatory liability for the reduction in ROE from 11.75 percent to 11.0 percent and reduced second quarter 2004 earnings by $1.1 million. In addition, a regulatory liability for the collection of costs not yet incurred has also been recognized but had no impact on earnings. This total regulatory liability at June 30, 2004 was approximately $4 million.

A significant portion of NU's transmission businesses' revenue is from charges to NU's distribution businesses. These distribution businesses recover these charges through rates charged to their retail customers. WMECO has a rate tracking mechanism to track transmission expenses charged in distribution rates to the actual amount of transmission charges incurred. The 2004 rates set in the CL&P distribution rate case contained a level of transmission expense sufficient to cover CL&P's anticipated 2004 transmission costs. The June 1, 2005 PSNH rate increase includes revenues in recognition of the transfer of certain assets from transmission rates to distribution rates. Neither CL&P nor PSNH have transmission tracking mechanisms.

Accounting for PSNH Rate Case: PSNH requested that an increase in rates be included in bills starting on February 1, 2004 subject to refund. The NHPUC denied that request but indicated that any rate changes from the rate case would be effective from February 1, 2004 forward.

On July 14, 2004, PSNH filed with the NHPUC a settlement agreement among several parties including the NHPUC staff and the OCA. If approved by the NHPUC, the settlement would result in increases in PSNH's delivery rates effective prospectively on October 1, 2004 and effective prospectively on June 1, 2005.

Unbilled Revenues: Unbilled revenues represent an estimate of electricity or gas delivered to customers that has not been billed. Unbilled revenues are assets on the balance sheet that become accounts receivable in the following month as customers are billed. Such estimates are subject to adjustment when actual meter readings become available, when changes in estimating methodology occur and under other circumstances.

The Utility Group estimates unbilled revenues monthly using the requirements method. The requirements method utilizes the total monthly volume of electricity or gas delivered to the system and applies a delivery efficiency (DE) factor to reduce the total monthly volume by an estimate of delivery losses in order to calculate total estimated monthly sales to customers. The total estimated monthly sales amount less total monthly billed sales amount results in a monthly estimate of unbilled sales. Unbilled revenues are estimated by applying an average rate to the estimate of unbilled sales. The estimated DE factor can have a significant impact on estimated unbilled revenue amounts.

In accordance with management's policy of testing the estimate of unbilled revenues twice each year using the cycle method of estimating unbilled revenues, testing was performed in the second quarter of 2004. The cycle method uses the billed sales from each meter reading cycle and an estimate of unbilled days in each month based on the meter reading schedule. The cycle method is more accurate than the requirements method when used in a mostly weather-neutral month.

The cycle method testing resulted in adjustments to the estimate of unbilled revenues that had a net positive after-tax earnings impact of $1.5 million in the second quarter of 2004. There were positive after-tax impacts on CL&P, WMECO and Yankee Gas of $1.8 million, $0.9 million, and $0.5 million, respectively, while there was a negative after-tax impact on PSNH of $1.7 million.

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


RESULTS OF OPERATIONS - NU CONSOLIDATED

The following table provides the variances in income statement line items for the consolidated statements of income for NU included in this report on Form 10-Q for the second quarter of 2004 and the first six months of 2004:


                                           Income Statement Variances
                                              (Millions of Dollars)
                                              2004 over/(under) 2003
                                              ----------------------
                                      Second                 Six
                                      Quarter    Percent    Months    Percent
                                      -------    -------    ------    -------

Operating Revenues:                    $195        15%       $449        15%

Operating Expenses:
Fuel, purchased and net
  interchange power                     147        19         359        21
Other operation                          40        17          78        19
Maintenance                               -         -          10         9
Depreciation                              5        10          10        10
Amortization                              5        23         (26)      (31)
Amortization of rate
  reduction bonds                         3         8           7         9
Taxes other than income taxes             4         8           8         6
                                       ----      ----        ----      ----
Total operating expenses                204        17         446        17
                                       ----      ----        ----      ----

Operating income                         (9)       (9)          3         1
                                       ----      ----        ----      ----

Interest expense, net                     4         6           3         2
Other income, net                         2        (a)          3        (a)
                                       ----      ----        ----      ----
Income before income tax expense        (11)      (24)          3         2
Income tax expense                       (7)      (41)          -         -
Preferred dividends of
  subsidiary                              -         -           -         -
                                       ----      ----        ----      ----
Net Income                             $ (4)      (15)%      $  3         4%
                                       ====      ====        ====      ====

(a) Percent greater than 100.

Comparison of the Second Quarter of 2004 to the Second Quarter of 2003

Operating Revenues
Total revenues increased $195 million in the second quarter of 2004, compared with the same period in 2003, due to higher revenues from NU Enterprises ($66 million or $111 million after intercompany eliminations) and higher distribution revenues ($80 million or $77 million after intercompany eliminations) and higher regulated transmission revenues ($9 million or $5 million after intercompany eliminations).

The NU Enterprises' revenues increase is primarily due to higher revenues for the merchant energy segment resulting from higher electric prices ($59 million), higher gas volumes ($15 million) and higher gas prices ($2 million), partially offset by lower electric volumes ($18 million).

The electric distribution revenue increase is primarily due to increases in the standard offer and default service revenues for CL&P, PSNH and WMECO ($74 million) due mainly to rate increases, Federally Mandated Congestion Cost (FMCC) revenues for CL&P ($35 million), and higher sales volume for distribution revenues ($12 million), partially offset by lower SMD revenue for CL&P ($30 million), lower CL&P Energy Adjustment Clause (EAC) revenue as a result of the end of EAC billings in December 2003 ($9 million) and lower revenues for CL&P and WMECO transition charges ($6 million).
Electric retail kWh sales increased by 4.8 percent in the second quarter of 2004.

Transmission revenues were higher due to the October 2003 implementation of the transmission rate case filed at the FERC.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased $147 million in the second quarter of 2004, primarily due to higher wholesale costs at NU Enterprises ($62 million or $59 million after intercompany eliminations) and higher purchased power costs for the Utility Group ($40 million or $88 million after intercompany eliminations). The increase for the Utility Group is primarily due to an increase in the standard offer service requirements rates for CL&P ($51 million) and an increase for WMECO ($5 million), partially offset by the 2003 recovery of certain fuel costs ($9 million).

Other Operation
Other operation expenses increased $40 million in the second quarter of 2004, primarily due to higher competitive business expenses resulting from business growth ($15 million), higher reliability must run costs ($15 million) and higher regulated business administrative and general expenses ($7 million) due to higher pension costs.

Depreciation
Depreciation increased $5 million in the second quarter of 2004 due to higher Utility Group plant balances and higher depreciation rates at CL&P resulting from the distribution rate case decision effective in January 2004.

Amortization
Amortization increased $5 million in the second quarter of 2004 primarily due to higher Utility Group recovery of stranded costs offset by a decrease in amortization expense resulting from the implementation of the CL&P distribution rate case decision effective in January 2004 ($7 million).

Amortization of Rate Reduction Bonds
Amortization of rate reduction bonds increased $3 million in the second quarter of 2004 due to the repayment of additional principal as compared to 2003.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $4 million in the second quarter of 2004 primarily due to higher Connecticut gross earnings tax as a result of an increase in revenues for NU Enterprises and CL&P, higher local property taxes, higher payroll taxes and higher sales tax.

Interest Expense, Net
Interest expense, net increased $4 million in the second quarter of 2004 primarily due to higher interest on long-term debt at NU parent related to a 2003 settlement payment to NU as a result of the interest rate swap for the $263 million fixed-rate senior notes and an increase in long-term debt expense due to the issuance of $150 million of five-year notes at NU parent in June 2003.

Other Income, Net
Other income, net increased $2 million in the second quarter of 2004 primarily due to the recognition beginning in 2004 of a CL&P procurement fee approved in the TSO docket decision ($3 million) and a decrease in charitable contributions ($1 million), partially offset by an investment impairment ($3 million).

Income Tax Expense
Income tax expense decreased due to lower income before tax expense along with a lower effective tax rate due to the regulatory treatment of taxes by certain Utility Group companies.

Comparison of the First Six Months of 2004 to the First Six Months of 2003

Operating Revenues
Total revenues increased $449 million in the first six months of 2004, compared with the same period in 2003, due to higher revenues from NU Enterprises ($250 million or $298 million after intercompany eliminations), higher electric distribution revenues ($130 million or $125 million after intercompany eliminations), higher gas distribution revenues ($20 million) and higher regulated transmission revenues ($9 million or $3 million after intercompany eliminations).

The NU Enterprises' revenues increase is primarily due to higher revenues for the merchant energy segment resulting from higher electric prices ($180 million), higher gas volumes ($46 million) and higher gas prices ($12 million), partially offset by lower electric volumes ($11 million).

The electric distribution revenue increase is primarily due to increases in the standard offer and default service revenues for CL&P, PSNH and WMECO ($150 million) due mainly to rate increases, FMCC revenues for CL&P ($75 million), higher sales volume for distribution revenues ($19 million) and higher CL&P retail transmission rates ($13 million), partially offset by lower SMD revenue for CL&P ($29 million), lower CL&P EAC revenue as a result of the end of EAC billings in December 2003 ($21 million) and lower revenues for CL&P and WMECO transition revenues ($16 million). Electric retail kWh sales increased by 3.7 percent in the first six months of 2004. In addition, electric wholesale revenues decreased by $47 million primarily due to lower short-term transactions ($35 million) and the expiration of long-term contracts ($12 million).

The higher gas distribution revenue is primarily due to the increased recovery of gas costs. Firm natural gas sales increased by 3.4 percent in the first six months of 2004 from the same period of 2003.

Transmission revenues were higher due to the October 2003 implementation of the transmission rate case filed at the FERC.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased $359 million in the first six months of 2004, primarily due to higher wholesale costs at NU Enterprises ($201 million or $198 million after intercompany eliminations) and higher purchased power costs for the Utility Group ($108 million or $161 million after intercompany eliminations). The increase for the Utility Group is primarily due to an increase in the standard offer service requirements rates for CL&P ($120 million) and an increase for WMECO ($12 million), higher Yankee Gas expenses due to increased gas prices ($21 million), partially offset by the 2003 recovery of certain fuel costs ($21 million), lower wholesale purchases for CL&P ($12 million) and WMECO ($4 million), and lower expenses for PSNH due to lower regulated energy and capacity purchases ($9 million).

Other Operation
Other operation expenses increased $78 million in the first six months of 2004, primarily due to higher competitive business expenses resulting from business growth ($31 million), higher reliability must run costs ($20 million), higher regulated business administrative and general expenses ($15 million) due to higher pension costs, higher fossil production expense ($3 million), and higher nuclear related expenses as a result of the absence of the 2003 CL&P Millstone use of proceeds docket ($2 million). That docket resulted in the recovery of certain other operation costs and maintenance costs that were expensed in periods prior to 2003. The recovery of these costs through the use of proceeds docket resulted in credits to these accounts in the first quarter of 2003.

Maintenance
Maintenance expenses increased $10 million in the first six months of 2004, primarily due to higher competitive transmission expense ($6 million), the absence of the 2003 positive resolution of the CL&P Millstone use of proceeds docket ($5 million), and higher distribution expense ($3 million), partially offset by lower fossil production expense ($3 million).

Depreciation
Depreciation increased $10 million in the first six months of 2004 due to higher Utility Group plant balances and higher depreciation rates at CL&P resulting from the distribution rate case decision effective in January 2004.

Amortization
Amortization decreased $26 million in the first six months of 2004 primarily due to lower Utility Group recovery of stranded costs and a decrease in amortization expense resulting from the implementation of the CL&P distribution rate case decision effective in January 2004 ($15 million).

Amortization of Rate Reduction Bonds
Amortization of rate reduction bonds increased $7 million in the first six months of 2004 due to the repayment of additional principal as compared to 2003.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $8 million in the first six months of 2004 primarily due to higher Connecticut gross earnings tax as a result of an increase in revenues for NU Enterprises, CL&P and Yankee Gas, higher local property taxes, higher payroll taxes and higher sales tax.

Interest Expense, Net
Interest expense, net increased $3 million in the first six months of 2004 primarily due to the issuance of $150 million of five-year notes at NU parent in June 2003.

Other Income, Net
Other income, net increased $3 million in the first six months of 2004 primarily due to the recognition beginning in 2004 of a CL&P procurement fee approved in the TSO docket decision ($6 million) and a decrease in charitable contributions ($3 million), partially offset by investment impairments ($6 million).



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of Northeast Utilities

We have reviewed the accompanying condensed consolidated balance sheet of Northeast Utilities and subsidiaries ("the Company") as of June 30, 2004, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003 and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and consolidated statements of capitalization of Northeast Utilities and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, cash flows and income taxes for each of the three years in the period ended December 31, 2003 (not presented herein); and in our report dated February 23, 2004, we expressed an unqualified opinion (which includes an explanatory paragraph with respect to the Company's adoption in 2001 of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended, its adoption in 2003 of Emerging Issues Task Force Issue No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and not "Held for Trading Purposes" as Defined in Issue No. 02-3 and FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and its adoption in 2002 of SFAS No. 142, Goodwill and Other Intangible Assets) on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Deloitte & Touche LLP
     Deloitte & Touche LLP

Hartford, Connecticut
August 6, 2004




                   Northeast Utilities and Subsidiaries
         The Connecticut Light and Power Company and Subsidiaries
         Public Service Company of New Hampshire and Subsidiaries
           Western Massachusetts Electric Company and Subsidiary


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (All Companies)

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with this complete report on Form 10-Q, the First Quarter 2004 Form 10-Q, and the Annual Reports of Northeast Utilities (NU or the company), The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), and Western Massachusetts Electric Company (WMECO), which were filed as part of the NU 2003 Form 10-K, and the current reports on Form 8-K dated May 19, 2004 and July 14, 2004. The accompanying financial statements contain, in the opinion of management, all adjustments necessary to present fairly NU's and the above companies' financial position at June 30, 2004, the results of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and statements of cash flows for the six-month periods ended June 30, 2004 and 2003. All adjustments are of a normal, recurring nature except those described in Note 1B. Due primarily to the seasonality of NU's business and to the quarterly earnings profile of NU Enterprises' merchant energy business segment in 2004, the results of operations and statements of cash flows for the six-month periods ended June 30, 2004 and 2003, are not indicative of the results expected for a full year.

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

          Certain reclassifications of prior period data included in the accompanying financial statements have been made to conform with the current period presentation.

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

          Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," required NU to make an election whether to either defer the impact of the subsidy until the FASB issues guidance or to reflect the impact of the subsidy on December 31, 2003 reported amounts. NU chose to reflect the impact on December 31, 2003 reported amounts with no impact on 2003 expenses, assets, or liabilities. The estimate of the actuarial gain, which decreased the PBOP benefit obligation, was refined in the first quarter of 2004 to $20 million and is currently being amortized as a reduction to PBOP expense over 13 years.

          The estimated reduction in PBOP expense could change as a result of the completion of an actuarial estimate of the subsidy based on recent prescription drug claim experience. The subsidy estimate could also change as regulations are promulgated by the federal agencies responsible for administration of the Medicare program.

          On May 19, 2004, the FASB issued FSP No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," to provide guidance on accounting for the effects of the aforementioned Medicare expansion. This FSP supersedes FSP No. FAS 106-1 and concludes that the effects of the federal subsidy should be considered an actuarial gain and treated like similar gains and losses and requires certain disclosures for employers that sponsor postretirement health care plans that provide prescription drug benefits which are included in this report on Form 10-Q. The accounting treatment under FSP No. FAS 106-2 is consistent with FSP No. FAS 106-1 and with NU's accounting treatment at December 31, 2003.

     C.   Guarantees

          NU provides credit assurance in the form of guarantees and letters of credit (LOCs) in the normal course of business, primarily for the financial performance obligations of NU Enterprises. NU would be required to perform under these guarantees in the event of non-performance by NU Enterprises, primarily Select Energy, Inc. (Select Energy). At June 30, 2004, the maximum level of exposure in accordance with FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," under guarantees by NU, primarily on behalf of NU Enterprises, totaled $897.7 million. Additionally, NU had $53 million of LOCs issued for the benefit of NU Enterprises outstanding at June 30, 2004.

          CL&P had obtained surety bonds in the amount of $31.1 million related to the collection of March 2003 and April 2003 incremental locational marginal pricing (LMP) costs in compliance with a Connecticut Department of Public Utility Control (DPUC) order. Effective April 30, 2004, the DPUC approved CL&P's request to remove this surety bond requirement, and the surety bonds were cancelled. At June 30, 2004, NU had outstanding guarantees on behalf of the Utility Group of $11.2 million. This amount is included in the total outstanding NU guarantee exposure amount of $897.7 million.

          Several underlying contracts that NU guarantees and certain surety bonds contain credit ratings triggers that would require NU to post collateral in the event that NU's credit ratings are downgraded to below investment grade.

          On June 30, 2004, the Securities and Exchange Commission (SEC) issued an order allowing NU to expand its financial support of NU Enterprises. Under the order, NU has authorization from the SEC to provide up to $750 million of guarantees for NU Enterprises through June 30, 2007. The guarantees to the Utility Group are subject to a separate $50 million SEC limitation apart from the current $750 million guarantee limit. The amount of guarantees outstanding for compliance with the SEC limit for NU Enterprises at June 30, 2004 is $329.8 million, which is calculated using different, more probabilistic and fair-value based criteria than the maximum level of exposure required to be disclosed under FIN
          45. FIN 45 includes all exposures even though they are not reasonably likely to result in exposure to NU.

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

          The Utility Group estimates unbilled revenues monthly using the requirements method. The requirements method utilizes the total monthly volume of electricity or gas delivered to the system and applies a delivery efficiency (DE) factor to reduce the total monthly volume by an estimate of delivery losses in order to calculate total estimated monthly sales to customers. The total estimated monthly sales amount less total monthly billed sales amount results in a monthly estimate of unbilled sales. Unbilled revenues are estimated by applying an average rate to the estimate of unbilled sales. The estimated DE factor can have a significant impact on estimated unbilled revenue amounts.

          In accordance with management's policy of testing the estimate of unbilled revenues twice each year using the cycle method of estimating unbilled revenues, testing was performed in the second quarter of 2004. The cycle method uses the billed sales from each meter reading cycle and an estimate of unbilled days in each month based on the meter reading schedule. The cycle method is more accurate than the requirements method when used in a mostly weather-neutral month.

          The cycle method testing resulted in adjustments to the estimate of unbilled revenues that had a net positive after-tax earnings impact of $1.5 million in the second quarter of 2004. There were positive after-tax impacts on CL&P, WMECO and Yankee Gas of $1.8 million, $0.9 million, and $0.5 million, respectively, while there was a negative after-tax impact on PSNH of $1.7 million.

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

          The transmission and distribution businesses of CL&P, PSNH and WMECO, along with PSNH's generation business and Yankee Gas' distribution business, continue to be cost-of-service rate regulated, and management believes that the application of SFAS No. 71 to those business portions of the aforementioned companies continues to be appropriate. Management also believes that it is probable that NU's operating companies will recover their investments in long-lived assets, including regulatory assets.
          In addition, all material net regulatory assets are earning an equity return, except for securitized regulatory assets, which are not supported by equity.

          Regulatory Assets: The components of regulatory assets are as follows:

    ---------------------------------------------------------------------------
                                             At June 30, 2004
    ---------------------------------------------------------------------------
                                     NU
     (Millions of Dollars)      Consolidated      CL&P      PSNH      WMECO
    ---------------------------------------------------------------------------
     Recoverable nuclear costs    $   62.7     $    1.2    $ 31.5    $ 30.0
     Securitized assets            1,570.5      1,059.9     443.9      66.7
     Income taxes, net               264.0        151.4      42.2      59.5
     Unrecovered contractual
       obligations                   359.1        211.6      66.3      81.2
     Recoverable energy costs        246.6         36.6     206.6       3.4
     Other                           351.4        138.4     151.5       9.3
     --------------------------------------------------------------------------
     Totals                       $2,854.3     $1,599.1    $942.0    $250.1
     --------------------------------------------------------------------------

     --------------------------------------------------------------------------
                                                At December 31, 2003
     --------------------------------------------------------------------------
                                     NU
     (Millions of Dollars)      Consolidated      CL&P      PSNH      WMECO
     --------------------------------------------------------------------------
     Recoverable nuclear costs    $   82.4     $   16.4    $ 33.3    $ 32.7
     Securitized assets            1,664.0      1,123.7     465.3      75.0
     Income taxes, net               253.8        140.9      44.2      60.1
     Unrecovered contractual
       obligations                   378.6        221.8      69.9      86.9
     Recoverable energy costs        255.7         30.1     218.3       3.7
     Other                           339.5        140.1     138.4       9.8
     --------------------------------------------------------------------------
     Totals                       $2,974.0     $1,673.0    $969.4    $268.2
     --------------------------------------------------------------------------

          At June 30, 2004 and December 31, 2003, NU maintained $63.1 million and $63.4 million, respectively, of additional other regulatory assets, primarily associated with Yankee Gas' income taxes, net and other regulatory assets related to environmental clean-up costs and hardship receivables.

          Additionally, NU had approximately $12.6 million and approximately $12 million of regulatory assets at June 30, 2004 and December 31, 2003, respectively, that are included in deferred debits and other assets - other on the accompanying consolidated balance sheets. These amounts represent regulatory assets that have not yet been approved by the applicable regulatory agency. Management believes these assets are recoverable in future rates.

          Regulatory Liabilities: The Utility Group maintained $1.2 billion of regulatory liabilities at both June 30, 2004 and December 31, 2003. These amounts are comprised of the following:

        -----------------------------------------------------------------------
                                                   At June 30, 2004
        -----------------------------------------------------------------------
                                           NU
        (Millions of Dollars)         Consolidated    CL&P      PSNH     WMECO
        -----------------------------------------------------------------------
        Cost of removal                $  333.2      $147.6    $ 88.8    $24.7
        CTA, GSC and SBC
          overcollections                 327.6       327.6        -       -
        Cumulative deferral - SCRC        175.8         -       175.8      -
        Regulatory liabilities
          offsetting Utility
          Group derivative assets         160.0       159.6       0.4      -
        LMP overcollections                83.8        83.8       -        -
        Other                             159.3        78.6      22.9      6.8
        -----------------------------------------------------------------------
        Totals                         $1,239.7      $797.2    $287.9    $31.5
        -----------------------------------------------------------------------

        -----------------------------------------------------------------------
                                               At December 31, 2003
        -----------------------------------------------------------------------
                                           NU
        (Millions of Dollars)         Consolidated    CL&P      PSNH     WMECO
        -----------------------------------------------------------------------
        Cost of removal                $  334.0      $150.0    $ 88.0    $25.0
        CTA, GSC and SBC
          overcollections                 333.7       333.7       -        -
        Cumulative deferral - SCRC        160.4         -       160.4      -
        Regulatory liabilities
          offsetting Utility
          Group derivative assets         116.9       115.4       1.5      -
        LMP overcollections                83.6        83.6       -        -
        Other                             135.7        70.3      22.2      2.8
        -----------------------------------------------------------------------
        Totals                         $1,164.3      $753.0    $272.1    $27.8
        -----------------------------------------------------------------------

          At June 30, 2004 and December 31, 2003, NU maintained $123.1 million and $111.4 million, respectively, of additional other regulatory liabilities, associated with Yankee Gas' cost of removal, deferred gas costs, pension and other regulatory liabilities.

          Estimated unbilled revenues for PSNH are not considered in the reconciliation of certain billed revenues to incurred costs through such rate mechanisms as the Stranded Cost Recovery Charge
          (SCRC) and the System Benefits Charge (SBC). Accordingly, changes in estimated unbilled revenues due to changes in these charges impact PSNH's earnings in the period of change.

     F.   Allowance for Funds Used During Construction

          The allowance for funds used during construction (AFUDC) is a non-cash item that is included in the cost of Utility Group utility plant and represents the cost of borrowed and equity funds used to finance construction. The portion of AFUDC attributable to borrowed funds is recorded as a reduction in other interest expense, and the cost of equity funds is recorded as other income on the consolidated statements of income:

          -----------------------------------------------------------------
                                           For the Six Months Ended
          -----------------------------------------------------------------
          (Millions of Dollars)       June 30, 2004        June 30, 2003
          -----------------------------------------------------------------
          Borrowed funds                   $2.2                $2.7
          Equity funds                      1.9                 3.3
          -----------------------------------------------------------------
          Totals                           $4.1                $6.0
          -----------------------------------------------------------------
          Average AFUDC rates               3.7%                4.5%
          -----------------------------------------------------------------

     G.   Equity-Based Compensation

          NU maintains an Employee Stock Purchase Plan and other long-term, equity-based incentive plans under the Northeast Utilities Incentive Plan. NU accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No equity-based employee compensation cost for stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share (EPS) if NU had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to equity-based employee compensation:

          ---------------------------------------------------------------------
                                             For the Six Months Ended
          ---------------------------------------------------------------------
          (Millions of Dollars,              June 30,         June 30,
          except per share amounts)            2004             2003
          ---------------------------------------------------------------------
          Net income, as reported             $90.3            $87.1
          Total equity-based employee
            compensation expense
            determined under fair
            value-based method for all
            awards, net of related
            tax effects                         1.0              1.0
          ---------------------------------------------------------------------
          Pro forma net income                $89.3            $86.1
          ---------------------------------------------------------------------
          EPS:
            Basic and fully diluted -
              as reported                     $0.71            $0.69
            Basic and fully diluted -
              pro forma                       $0.70            $0.68
          ---------------------------------------------------------------------

          Net income as reported includes $1.6 million and $0.8 million expensed for restricted stock and restricted stock units for the six months ended June 30, 2004 and 2003, respectively. NU accounts for restricted stock in accordance with APB No. 25 and amortizes the intrinsic value of the award over the service period.

          NU assumes an income tax rate of 40 percent to estimate the tax effect on total equity-based employee compensation expense determined under the fair value-based method for all awards.

          During the six-month period ended June 30, 2004, no stock options were awarded.

          On March 31, 2004, the FASB issued an exposure draft that, if finalized as proposed, would require NU to expense equity-based employee compensation under the fair value-based method beginning on January 1, 2005.

     H.   Sale of Customer Receivables

          CL&P has an arrangement with a financial institution under which CL&P can sell up to $100 million of accounts receivable and unbilled revenues. At both June 30, 2004 and December 31, 2003, CL&P had sold accounts receivable of $80 million to the financial institution with limited recourse through CL&P Receivables Corporation (CRC), a wholly owned subsidiary of CL&P. At June 30, 2004, the reserve requirements calculated in accordance with the Receivables Purchase and Sale Agreement were $19.5 million. This reserve amount is deducted from the amount of receivables eligible for sale at the time. Concentrations of credit risk to the purchaser under this agreement with respect to the receivables are limited due to CL&P's diverse customer base within its service territory. At June 30, 2004, amounts sold to CRC by CL&P but not sold to the financial institution totaling $190.4 million are included in investments in securitizable assets on the accompanying consolidated balance sheets. This amount would be excluded from CL&P's assets in the event of CL&P's bankruptcy. On July 7, 2004, CL&P renewed the arrangement with the financial institution through July 6, 2005.

          The transfer of receivables to the financial institution under this arrangement qualifies for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of SFAS No. 125."

     I.   Other Investments

          NU has an investment in the common stock of a developer of fuel cell and power quality equipment. Based on revised information that affected the fair value of NU's investment, management determined that at June 30, 2004, the value of NU's investment declined and that the decline was other than temporary in nature. An after-tax investment write-down of $2.4 million ($3.8 million on a pre-tax basis) was recorded to reduce the carrying value of the investment to $3.8 million.

          Yankee Energy System, Inc. (Yankee) maintains a long-term note receivable from BMC Energy LLC (BMC), an operator of renewable energy projects. In late-March 2004, based on revised information that impacts undiscounted cash flow projections and fair value estimates, management determined that the fair value of the note receivable from BMC had declined and that the note was impaired. As a result, management recorded an after-tax investment write-down of $1.5 million ($2.5 million on a pre-tax basis) in the first quarter of 2004.

          On June 30, 2004, Yankee sold virtually all of the assets and liabilities of R.M. Services, Inc. (RMS), a provider of consumer collection services, for $3 million. In conjunction with the sale, a gain totaling $0.6 million was included as a gain from the sale of RMS. For the three and six months ended June 30, 2004, RMS was consolidated into NU's financial statements and had pre-tax losses totaling $0.7 million and $1.7 million, respectively. These amounts are recorded in other income - other, net on the accompanying consolidated statements of income. For the three and six months ended June 30, 2003, which is before RMS was consolidated, Yankee recorded pre-tax investment write-downs totaling $1.1 million and $1.4 million, respectively, related to its investment in RMS.

          These charges are disclosed in Note 1N, "Summary of Significant Accounting Policies - Other Income," and in the Eliminations and Other segment in Note 8, "Segment Information," to the consolidated financial statements.

          NU has an investment in the common stock of NEON Communications, Inc. (NEON), a provider of optical networking services. On July 19, 2004, NEON and Globix Corporation (Globix) announced a definitive merger agreement in which Globix, an unaffiliated publicly-owned entity would acquire NEON for shares of Globix common stock. If the merger is consummated, then NU would receive 1.2748 shares of Globix common stock for each of the 1.8 million shares of NEON stock it owns.

     J.   Cash and Cash Equivalents

          Cash and cash equivalents include cash on hand and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. At the end of each reporting period, overdraft amounts are reclassified from cash and cash equivalents to accounts payable.

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

          At June 30, 2004, CL&P and WMECO held $22 million and $10.8 million, respectively, of unrestricted cash from Select Energy, which is a counterparty to energy contracts with CL&P and WMECO. These amounts eliminate in consolidation.

     L.   Special Deposits

          Special deposits represents amounts Select Energy has on deposit with unaffiliated counterparties and brokerage firms in the amount of $2.6 million and amounts included in escrow for Select Energy Services, Inc. (SESI) that have not been spent on construction projects of $25.5 million at June 30, 2004. Similar amounts totaled $17 million and $32 million at December 31, 2003, respectively. Special deposits at December 31, 2003 also included $30.1 million in escrow that PSNH funded to acquire Connecticut Valley Electric Company, Inc. on January 1, 2004.

     M.   Restricted Cash - LMP Costs

          Restricted cash - LMP costs represents incremental LMP cost amounts that have been collected by CL&P and deposited into an escrow account. At June 30, 2004 and December 31, 2003, restricted cash - LMP costs totaled $123.9 million and $93.6 million, respectively.

     N.   Other Income

          The pre-tax components of NU's other income items are as follows:

          ---------------------------------------------------------------------
                                             For the Three Months Ended
          ---------------------------------------------------------------------
          (Millions of Dollars)          June 30, 2004       June 30, 2003
          ---------------------------------------------------------------------
          Investment write-downs             $(3.8)              $(1.1)
          Investment income                    3.8                 4.1
          CL&P procurement fee                 2.7                 -
          Charitable donations                (0.5)               (1.7)
          AFUDC - equity funds                 0.5                 1.8
          Gain on sale of RMS                  0.6                 -
          Other, net                          (0.4)               (2.3)
          ---------------------------------------------------------------------
          Totals                             $ 2.9               $ 0.8
          ---------------------------------------------------------------------

          ---------------------------------------------------------------------
                                             For the Six Months Ended
          ---------------------------------------------------------------------
          (Millions of Dollars)          June 30, 2004       June 30, 2003
          ---------------------------------------------------------------------
          Investment write-downs             $(6.3)              $(1.4)
          Investment income                    7.0                 8.0
          CL&P procurement fee                 5.8                 -
          Charitable donations                (1.5)               (4.0)
          AFUDC - equity funds                 1.9                 3.3
          Gain on sale of RMS                  0.6                 -
          Other, net                          (3.0)               (4.6)
          ---------------------------------------------------------------------
          Totals                             $ 4.5               $ 1.3
          ---------------------------------------------------------------------

     O.   Estimate of Workers' Compensation and Injuries and Damages Reserves

          During the second quarter of 2004, NU engaged an actuary to assess the workers' compensation and injuries and damages reserves for claims incurred but not yet reported or included in specific case reserves. As a result of this assessment, these reserves were increased resulting in a net income impact of $2.8 million.

2.   DERIVATIVE INSTRUMENTS (NU, CL&P, PSNH, Select Energy, Yankee Gas)

     Derivatives that are utilized for trading purposes are recorded at fair value with changes in fair value included in earnings. Other contracts that are derivatives but do not meet the definition of a cash flow or fair value hedge and cannot be designated as normal purchases or normal sales are also recorded at fair value with changes in fair value included in earnings. For those contracts that meet the definition of a derivative and meet the cash flow hedge requirements, the changes in the fair value of the effective portion of those contracts are generally recognized in accumulated other comprehensive income until the underlying transactions occur. For contracts that meet the definition of a derivative but do not meet the hedging requirements, and for the ineffective portion of contracts that meet the cash flow hedge requirements, the changes in fair value of those contracts are recognized currently in earnings. Derivative contracts designated as fair value hedges and the item they are hedging are both recorded at fair value on the consolidated balance sheets. Derivative contracts that are entered into as a normal purchase or sale and are probable of resulting in physical delivery, and are documented as such, are recorded under accrual accounting.

     During the second quarter of 2004, a negative $27.2 million, net of tax, was reclassified as an expense from other comprehensive income in connection with the consummation of the underlying hedged transactions and recognized in earnings. An additional $0.2 million, net of tax, was recognized in earnings for those derivatives that were determined to be ineffective and for the ineffective portion of cash flow hedges. A negative $0.1 million, net of tax, was recognized in earnings for the ineffective portion of fair value hedges. Also during the first quarter of 2004, new cash flow hedge transactions were entered into that hedge cash flows through 2006. As a result of these new transactions and market value changes since January 1, 2004, accumulated other comprehensive income increased by $20.8 million, net of tax. Accumulated other comprehensive income at June 30, 2004, was a positive $45.7 million, net of tax (increase to equity), relating to hedged transactions, and it is estimated that $41.3 million of this net of tax balance will be reclassified as an increase to earnings within the next twelve months. Cash flows from hedge contracts are reported in the same category as cash flows from the underlying hedged transaction.

     The tables below summarize the derivative assets and liabilities at June 30, 2004 and December 31, 2003. The business activities of NU Enterprises that result in the recognition of derivative assets include concentrations of credit risk to energy marketing and trading counterparties. At June 30, 2004, the maximum amount of loss on trading, non-trading, and hedging contracts due to credit risk and assuming complete performance failure and no value for the collateral maintained is the total of NU Enterprises' derivative assets of $203 million. However, a significant portion of these assets is contracted with investment grade rated counterparties or collateralized with cash. The amounts below do not include option premiums paid, which are recorded as prepayments and amounted to $6.8 million and $9.1 million related to energy trading activities and $16.7 million and $7.6 million related to marketing activities at June 30, 2004 and December 31, 2003, respectively. These amounts also do not include option premiums received, which are recorded as other current liabilities and amounted to $9.2 million and $12.2 million related to energy trading activities at June 30, 2004 and December 31, 2003, respectively, and $1.9 million related to marketing activities at June 30, 2004.

     --------------------------------------------------------------------------
                                                 At June 30, 2004
     --------------------------------------------------------------------------
     (Millions of Dollars)               Assets     Liabilities     Total
     --------------------------------------------------------------------------
     NU Enterprises:
       Trading                           $111.2       $ (82.9)      $ 28.3
       Non-trading                          0.2          (0.1)         0.1
       Hedging                             91.6         (15.2)        76.4
     Utility Group - Gas:
       Non-trading                          -            (0.1)        (0.1)
       Hedging                              3.0           -            3.0
     Utility Group -  Electric:
       Non-trading                        160.0         (54.5)       105.5
     NU Parent:
       Hedging                              -           (10.3)       (10.3)
     --------------------------------------------------------------------------
     Total                               $366.0       $(163.1)      $202.9
     --------------------------------------------------------------------------

     --------------------------------------------------------------------------
                                                At December 31, 2003
     --------------------------------------------------------------------------
     (Millions of Dollars)               Assets     Liabilities     Total
     --------------------------------------------------------------------------
     NU Enterprises:
       Trading                           $ 71.8       $ (39.3)      $ 32.5
       Non-trading                          1.6          (0.8)         0.8
       Hedging                             55.8         (12.7)        43.1
     Utility Group - Gas:
       Non-trading                          0.2          (0.2)         -
       Hedging                              2.8           -            2.8
     Utility Group - Electric:
       Non-trading                        116.9         (56.0)        60.9
     NU Parent:
       Hedging                              -            (3.6)        (3.6)
     --------------------------------------------------------------------------
     Total                               $249.1       $(112.6)      $136.5
     --------------------------------------------------------------------------

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

     Derivatives used in trading activities are recorded at fair value and included in the consolidated balance sheets as derivative assets or liabilities. Changes in fair value are recognized in operating revenues in the consolidated statements of income in the period of change. The net fair value positions of the trading portfolio at June 30, 2004 and at December 31, 2003 were assets of $28.3 million and $32.5 million, respectively.

     Select Energy's trading portfolio includes New York Mercantile Exchange (NYMEX) futures and options, the fair value of which is based on closing exchange prices; over-the-counter forwards and options, the fair value of which is based on the mid-point of bid and ask market prices; and bilateral contracts for the purchase or sale of electricity or natural gas, the fair value of which is determined using available information from external sources. Select Energy's trading portfolio also includes transmission congestion contracts
     (TCC). The fair value of the TCCs included in the trading portfolio is based on published market data.

     NU Enterprises - Non-Trading: Non-trading derivative contracts are used for delivery of energy related to Select Energy's wholesale and retail marketing activities. These contracts are subject to fair value accounting because these contracts are derivatives that cannot be designated as normal purchases or sales, as defined. These contracts cannot be designated as normal purchases or sales either because they are included in the New York energy market that settles financially or because management did not elect the normal purchases and sales designation. Changes in fair value of a negative $0.7 million of non-trading derivative contracts were recorded in revenues in the first six months of 2004.

     Market information for the TCCs classified as non-trading is not available, and those contracts cannot be reliably valued. Management believes the amounts paid for these contracts, which total $8.2 million at June 30, 2004, and $4.3 million at December 31, 2003 are included in premiums paid, are equal to their fair value.

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

     Select Energy maintains natural gas service agreements with certain customers to supply gas at fixed prices for terms extending through 2006. Select Energy has hedged its gas supply risk under these agreements through NYMEX futures contracts. Under these contracts, which also extend through 2006, the purchase price of a specified quantity of gas is effectively fixed over the term of the gas service agreements. At June 30, 2004 the NYMEX futures contracts had notional values of $65.2 million and were recorded at fair value as derivative assets of $11.9 million.

     Select Energy also maintains various physical and financial instruments to hedge its electric and gas purchases and sales through 2006. These instruments include forwards, futures, options, financial collars, swaps and financial transmission rights (FTRs). These hedging contracts, which are valued at the mid-point of bid and ask market prices, were recorded as derivative assets of $79.7 million and derivative liabilities of $14.7 million at June 30, 2004.

     In the second quarter of 2004, Select Energy hedged natural gas inventory with gas futures, accounted for as fair value hedges. The changes in fair value of the futures, options and swaps were recorded as derivative liabilities of $0.5 million, and the changes in fair value of the hedged inventory of $0.9 million were recorded on the consolidated balance sheets.

     Utility Group - Gas - Non-Trading: Yankee Gas' non-trading derivatives consist of firm sales contracts with options to curtail delivery. These contracts are subject to fair value accounting because these contracts are derivatives that cannot be designated as normal purchases or sales, as defined, because of the optionality in the contract terms. The net fair value of non-trading derivatives at June 30, 2004 was a liability of $0.1 million.

     Utility Group - Gas - Hedging: Yankee Gas maintains a master swap agreement with a financial counterparty to purchase gas at fixed prices. Under this master swap agreement, the purchase price of a specified quantity of gas for an unaffiliated customer is effectively fixed over the term of the gas service agreements with that customer for a period not extending beyond 2005. At June 30, 2004 the commodity swap agreement had a notional value of $4.3 million and was recorded at fair value as a derivative asset of $3 million. The firm commitment contract that is hedged is also recorded as a liability on the accompanying consolidated balance sheets, and changes in fair values of the hedge and firm commitment have offsetting impacts in earnings.

     Utility Group - Electric - Non-Trading: CL&P has two independent power producer (IPP) contracts to purchase power that contain pricing provisions that are not clearly and closely related to the price of power and therefore do not qualify for the normal purchases and sales exception to SFAS No. 133, as amended. The fair values of these IPP non-trading derivatives at June 30, 2004 include a derivative asset with a fair value of $152 million and a derivative liability with a fair value of $54.2 million. An offsetting regulatory liability and an offsetting regulatory asset were recorded, as these contracts are part of the stranded costs, and management believes that these costs will continue to be recovered or refunded in rates.

     To mitigate the risk associated with certain supply contracts, CL&P purchased FTRs and financial swaps. FTRs and financial swaps are derivatives that do not qualify for the normal purchases and sales exception. The fair value of the FTR non-trading derivatives, valued at cost, at June 30, 2004 was an asset of $7.6 million. The fair value of the financial swap non-trading derivatives, which are valued at the mid-point of bid and ask market prices, at June 30, 2004 was a liability of $0.3 million.

     To mitigate the risk associated with end user delivery, PSNH purchased FTRs. The fair value of PSNH's FTR non-trading derivatives, valued at cost, at June 30, 2004 was an asset of $0.4 million.

     An offsetting regulatory asset or liability was recorded for CL&P and PSNH, as these contracts are part of procuring energy for requirements needs, and management believes that these costs will continue to be recovered or refunded in rates.

     NU Parent - Hedging: In March of 2003, NU parent entered into a fixed to floating interest rate swap on its $263 million, 7.25 percent fixed-rate note that matures on April 1, 2012. As a matched-terms fair value hedge, the changes in fair value of the swap and the hedged debt instrument are recorded on the consolidated balance sheets but are equal and offsetting in the consolidated statements of income. The cumulative change in the fair value of the hedged debt of $10.3 million is included as a reduction of long-term debt on the consolidated balance sheets. The hedge is recorded as a derivative liability of $10.3 million. The resulting changes in interest payments made are recorded as adjustments to interest expense.

3.   GOODWILL AND OTHER INTANGIBLE ASSETS (Yankee Gas, NU Enterprises)

     SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets deemed to have indefinite useful lives be reviewed for impairment at least annually by applying a fair value-based test. NU uses October 1st as the annual goodwill impairment testing date. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value and if the implied fair value of goodwill based on the estimated fair value of the reporting unit is less than the carrying amount. There were no impairments or adjustments to the goodwill balances during the six-month periods ended June 30, 2004 and 2003.

     NU's reporting units that maintain goodwill are generally consistent with the operating segments underlying the reportable segments identified in Note 8, "Segment Information," to the consolidated financial statements. Consistent with the way management reviews the operating results of its reporting units, NU's reporting units under the NU Enterprises reportable segment include: 1) the merchant energy reporting unit and 2) the energy services reporting unit. The merchant energy reporting unit is comprised of the operations of Select Energy, Northeast Generation Company (NGC) and the generation operations of Holyoke Water Power Company (HWP), while the energy services reporting unit is comprised of the operations of SESI, Northeast Generation Services Company (NGS) and Woods Network Services, Inc. (Woods Network). As a result, NU's reporting units that maintain goodwill are as follows: the Yankee Gas reporting unit, which is classified under the Utility Group - gas reportable segment; the merchant energy reporting unit, which is classified under the NU Enterprises - merchant energy reportable segment; and the energy services reporting unit, which is classified under NU Enterprises - eliminations and other. The goodwill balances of these reporting units are included in the table herein.

     At June 30, 2004, NU maintained $319.9 million of goodwill that is no longer being amortized, $12.6 million of identifiable intangible assets subject to amortization and $8.5 million of intangible assets not subject to amortization. At December 31, 2003, NU maintained $319.9 million of goodwill that is no longer being amortized, $14.4 million of identifiable intangible assets subject to amortization and $8.5 million of intangible assets not subject to amortization. A summary of NU's goodwill balances at June 30, 2004 and December 31, 2003, by reportable segment and reporting unit is as follows:

     --------------------------------------------------------------------------
     (Millions of Dollars)         At June 30, 2004      At December 31, 2003
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

     At June 30, 2004 and December 31, 2003, NU's intangible assets and related accumulated amortization, all of which related to NU
     Enterprises, consisted of the following:

     --------------------------------------------------------------------------
                                                 At June 30, 2004
     --------------------------------------------------------------------------
                                         Gross      Accumulated       Net
     (Millions of Dollars)              Balance     Amortization    Balance
     --------------------------------------------------------------------------
     Intangible assets subject
       to amortization:
         Exclusivity agreement           $17.7          $8.5          $9.2
         Customer list                     6.6           3.2           3.4
     --------------------------------------------------------------------------
     Totals                              $24.3         $11.7         $12.6
     --------------------------------------------------------------------------
     Intangible assets not subject
       to amortization:
         Customer relationships          $ 5.2
         Tradenames                        3.3
     --------------------------------------------
     Totals                              $ 8.5
     --------------------------------------------

     --------------------------------------------------------------------------
                                               At December 31, 2003
     --------------------------------------------------------------------------
                                         Gross      Accumulated       Net
     (Millions of Dollars)              Balance    Amortization     Balance
     --------------------------------------------------------------------------
     Intangible assets subject
       to amortization:
         Exclusivity agreement           $17.7        $ 7.2          $10.5
         Customer list                     6.6          2.7            3.9
     --------------------------------------------------------------------------
     Totals                              $24.3        $ 9.9          $14.4
     --------------------------------------------------------------------------
     Intangible assets not subject
       to amortization:
         Customer relationships          $ 5.2
         Tradenames                        3.3
     --------------------------------------------
     Totals                              $ 8.5
     --------------------------------------------

     NU recorded amortization expense of $1.8 million for both the six months ended June 30, 2004 and 2003, related to intangible assets. Based on the current amount of intangible assets subject to amortization, the estimated annual amortization expense for 2004 and for each of the succeeding 5 years from 2005 through 2009 is $3.6 million in 2004 through 2007 and no amortization expense in 2008 or 2009. These amounts may vary as acquisitions and dispositions occur in the future.

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

          CL&P was billed $186 million of incremental LMP costs in 2003 by its standard offer service suppliers, including affiliate Select Energy, or by ISO-NE and collected $158 million from its customers. CL&P and its suppliers disputed the responsibility for the $186 million of incremental LMP costs incurred. A settlement agreement was reached to settle the dispute among all the parties involved and was filed with the Federal Energy Regulatory Commission (FERC) on March 3, 2004. NU recorded a pre-tax loss in 2003 of approximately $60 million (approximately $37 million after-tax) related to this settlement agreement. The settlement agreement was approved by the FERC on June 28, 2004.

          On July 8, 2004, CL&P paid the standard offer service suppliers $83 million as part of the approved settlement agreement, and the remaining $75 million became available to be refunded to CL&P's customers. The method in which the $75 million will be refunded to customers is currently under review by the DPUC with a decision expected in the third quarter of 2004.

          CTA and SBC Reconciliation:  The Competitive Transition Assessment
          (CTA) allows CL&P to recover stranded costs, such as securitization costs associated with the rate reduction bonds, amortization of regulatory assets, and IPP over market costs, while the SBC allows CL&P to recover certain regulatory and energy public policy costs, such as public education outreach costs, hardship protection costs, transition period property taxes, and displaced workers protection costs. The Generation Service Charge (GSC) allows CL&P to recover the costs of the procurement of energy for standard offer service.

          On April 1, 2004, CL&P filed its 2003 CTA and SBC reconciliation with the DPUC. For the year ended December 31, 2003, total CTA revenues and excess GSC revenues as filed exceeded the CTA revenue requirement by $148.3 million. For the same period, SBC revenues as filed exceeded the SBC revenue requirement by $25.5 million. These amounts were recorded as regulatory liabilities on the accompanying consolidated balance sheets.

          A final decision in the 2003 CTA and SBC docket was issued on August 4, 2004. In the final decision, the DPUC ordered a refund to customers of $88.5 million over a seven-month period beginning with October 2004 consumption. The DPUC ordered that the SBC rate be reduced to zero effective January 1, 2005. The DPUC also directed CL&P to impute revenue of $2.7 million to customers associated with a previously renegotiated IPP contract. CL&P will likely seek rehearing on this issue, and management cannot predict the outcome of this issue at this time.

          In the 2001 CTA and SBC reconciliation filing, and subsequently in a September 10, 2002 petition to reopen related proceedings, CL&P requested that a deferred intercompany liability associated with income taxes be excluded from the calculation of CTA revenue requirements. On September 10, 2003, the DPUC issued a final decision denying CL&P's request, and on October 24, 2003, CL&P appealed the DPUC's final decision to the Connecticut Superior Court. The appeal has been fully briefed and is in the argument phase, and a decision from the Connecticut Superior Court could be rendered by the end of 2004. If the company's request is ultimately granted through court proceedings, then there could be additional amounts due to CL&P from its customers. The 2004 impact of including the deferred intercompany liability in CTA revenue requirements has been a reduction of approximately $19.3 million in revenue.

          New Hampshire:

          SCRC Reconciliation Filing: The SCRC allows PSNH to recover its stranded costs. On an annual basis, PSNH files with the New Hampshire Public Utilities Commission (NHPUC) a SCRC reconciliation filing for the preceding calendar year. This filing includes the reconciliation of stranded cost revenues billed with stranded costs, and transition energy service (TS) revenues billed with TS costs. The NHPUC reviews the filing, including a prudence review of PSNH's generation operations. The cumulative deferral of SCRC revenues in excess of costs was $175.8 million at June 30, 2004. The 2003 SCRC filing was made on April 30, 2004. Management does not expect the review of the 2003 SCRC filing to have a material effect on PSNH's net income or financial position. Hearings are currently scheduled for October 2004.

          Massachusetts:

          Transition Cost Reconciliation: On March 31, 2004, WMECO filed its 2003 transition cost reconciliation with the Massachusetts Department of Telecommunications and Energy (DTE). This filing reconciled the recovery of generation-related stranded costs for calendar year 2003. The timing of a final decision is uncertain. Management does not expect the outcome of this docket to have a material adverse impact on WMECO's net income or financial position.

     B.   NRG Energy, Inc. Exposures (CL&P, Yankee Gas)

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

     C.   Long-Term Contractual Arrangements (Select Energy)

          Select Energy maintains long-term agreements to purchase energy in the normal course of business as part of its portfolio of resources to meet its actual or expected sales commitments. The aggregate amount of these purchase contracts was $4.7 billion at June 30, 2004, as follows (millions of dollars):

          ---------------------------------------------------------------------
          Year
          ---------------------------------------------------------------------
          2004                 $2,441.3
          2005                  1,440.7
          2006                    299.1
          2007                     99.5
          2008                     83.7
          Thereafter              295.7
          ---------------------------------------------------------------------
          Total                $4,660.0
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

     D.   Deferred Contractual Obligations (NU, CL&P, PSNH, WMECO)

          The purchasers of NU's ownership shares of the Millstone, Seabrook and Vermont Yankee nuclear power plants assumed the obligation of decommissioning those plants, but NU still has significant decommissioning and plant closure cost obligations to the companies that own the Yankee Atomic (YA), Connecticut Yankee
          (CY) and Maine Yankee (MY) nuclear power plants (collectively, the Yankee Companies). Each plant has been shut down and is undergoing decommissioning. The Yankee Companies collect decommissioning and closure costs through wholesale, FERC-approved rates charged under power purchase agreements to several New England utilities, including NU's electric utility companies CL&P, PSNH and WMECO. These companies in turn pass these costs on to their customers through state regulatory commission-approved retail rates. YA has received FERC approval to collect all presently estimated decommissioning costs. MY and various other parties filed a settlement agreement with the FERC. The MY settlement agreement includes the collection of approximately $27 million annually for decommissioning and long-term storage of spent fuel through October 31, 2008. Approval of the MY settlement agreement by the FERC is anticipated in the fall of 2004.

          CY's estimated decommissioning and plant closure costs for the period 2000 through 2023 have increased by approximately $395 million over the April 2000 estimate of $436 million approved by the FERC in a 2000 rate case settlement. The revised estimate reflects the termination of the decommissioning contract with Bechtel Power Corporation (Bechtel) in July 2003, the fact that CY is now self-performing all work to complete the decommissioning of the plant, the increases in the projected costs of spent fuel storage, and increased security and liability and property insurance. NU's share of CY's increase in decommissioning and plant closure costs is approximately $194 million. On July 1, 2004, CY filed with the FERC for recovery of the increased costs. In the filing CY seeks to increase its annual decommissioning collections from $16.7 million to $93 million for a six-year period beginning January 1, 2005. FERC proceedings have not yet been scheduled. In total, NU's estimated remaining decommissioning and plant closure obligation to CY is $315.5 million at June 30, 2004.

          Previously, on June 10, 2004, the DPUC and the OCC filed a petition with the FERC seeking a declaratory order that CY can recover all decommissioning costs from its wholesale purchasers, including CL&P, PSNH and WMECO, but such purchasers may not recover in their retail rates any costs which FERC might determine to have been imprudently incurred. CY and the wholesale purchasers have objected and the matter is pending.

          NU cannot at this time predict the timing or outcome of the FERC proceeding required for the collection of the increased decommissioning costs. Management believes that these costs have been prudently incurred and will ultimately be recovered from the customers of CL&P, PSNH and WMECO. However, there is a risk that some portion of these increased costs may not be recovered, or will have to be refunded if recovered, as a result of the FERC proceedings. For further information regarding these issues, see
          Part II, Item 1, "Legal Proceedings," in this report on Form 10-Q.

     E.   Consolidated Edison, Inc. Merger Litigation

          Certain gain and loss contingencies continue to exist with regard to the 1999 merger agreement between NU and Consolidated Edison, Inc. (Con Edison) and the related litigation. Interrogatory appeals in the case are now pending, and no trial date has been set. At this stage of the litigation, management can predict neither the outcome of this matter nor its ultimate effect on NU.

5.   COMPREHENSIVE INCOME (NU, CL&P, PSNH, WMECO, NU Enterprises)

     Total comprehensive income, which includes all comprehensive income/(loss) items by category, for the six months ended June 30, 2004 and 2003 is as follows:

---------------------------------------------------------------------------------------------------
                                                   Six Months Ended June 30, 2004
---------------------------------------------------------------------------------------------------
                                                                              NU
(Millions of Dollars)                    NU      CL&P     PSNH    WMECO   Enterprises   Other
---------------------------------------------------------------------------------------------------
Net income*                            $ 90.3   $43.5    $17.8    $7.1       $21.7      $ 0.2
---------------------------------------------------------------------------------------------------
Comprehensive income/(loss) items:
  Qualified cash flow
    hedging instruments                  20.9     -        -       -          20.8        0.1
  Unrealized (losses)/gains
    on securities                        (0.2)    -        -       -           0.2       (0.4)
---------------------------------------------------------------------------------------------------
Net change in comprehensive
  income/(loss) items                    20.7     -        -       -          21.0       (0.3)
---------------------------------------------------------------------------------------------------
Total comprehensive
  income/(loss)                        $111.0   $43.5    $17.8    $7.1       $42.7      $(0.1)
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                   Six Months Ended June 30, 2003
---------------------------------------------------------------------------------------------------
                                                                              NU
(Millions of Dollars)                    NU      CL&P     PSNH    WMECO   Enterprises   Other
---------------------------------------------------------------------------------------------------
Net income*                            $ 87.1   $30.0    $21.9    $8.7       $17.1      $ 9.4
---------------------------------------------------------------------------------------------------
Comprehensive (loss)/income items:
  Qualified cash flow
    hedging instruments                 (13.9)    -        -       -          (9.8)      (4.1)
  Unrealized gains
    on securities                         0.7     0.1      -       -            -         0.6
---------------------------------------------------------------------------------------------------
Net change in comprehensive
  (loss)/income items                   (13.2)    0.1      -       -          (9.8)      (3.5)
---------------------------------------------------------------------------------------------------
Total comprehensive income             $ 73.9   $30.1    $21.9    $8.7       $ 7.3      $ 5.9
---------------------------------------------------------------------------------------------------

    *Net income after preferred dividends of subsidiary.

     Amounts included in the Other column primarily relate to NU parent and Northeast Utilities Service Company.

     Accumulated other comprehensive income fair value adjustments in NU's qualified cash flow hedging instruments for the six months ended
     June 30, 2004 and the twelve months ended December 31, 2003 are as follows:

     --------------------------------------------------------------------------
                                             At June 30,   At December 31,
     (Millions of Dollars, Net of Tax)           2004            2003
     --------------------------------------------------------------------------
     Balance at beginning of period             $24.8           $15.5
     --------------------------------------------------------------------------
     Hedged transactions recognized
       into earnings                            (27.2)           (5.3)
     Change in fair value                        33.1             5.0
     Cash flow transactions entered
       into for the period                       15.0             9.6
     --------------------------------------------------------------------------
     Net change associated with the
       current period hedging transactions       20.9             9.3
     --------------------------------------------------------------------------
     Total fair value adjustments included
       in accumulated other
       comprehensive income                     $45.7           $24.8
     --------------------------------------------------------------------------

     Accumulated other comprehensive income items unrelated to NU's qualified cash flow hedging instruments totaled $0.9 million and $1.2 million in gains at June 30, 2004 and December 31, 2003, respectively. These amounts primarily relate to unrealized gains on investments in marketable debt and equity securities, net of related income taxes.

6.   EARNINGS PER SHARE (NU)

     EPS is computed based upon the weighted average number of common shares outstanding during each period. Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect if certain securities are converted into common stock. At June 30, 2004 and 2003, 626,302 options and 2,862,471 options, respectively, were excluded from the following table as these options were antidilutive. The following table sets forth the components of basic and fully diluted EPS:

     --------------------------------------------------------------------------
     (Millions of Dollars,                      Six Months Ended June 30,
     Except for Share Information)                 2004           2003
     --------------------------------------------------------------------------
     Income before preferred
       dividends of subsidiary                    $93.1          $89.9
     Preferred dividends
       of subsidiary                                2.8            2.8
     --------------------------------------------------------------------------
     Net income                                   $90.3          $87.1
     --------------------------------------------------------------------------
     Basic EPS common shares
       outstanding (average)                127,956,640    126,880,397
     Dilutive effects of employee
       stock options                            165,111        102,506
     --------------------------------------------------------------------------
     Fully diluted EPS common shares
       outstanding (average)                128,121,751    126,982,903
     --------------------------------------------------------------------------
     Basic and fully diluted EPS                  $0.71          $0.69
     --------------------------------------------------------------------------

7. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (All Companies)

     NU's subsidiaries participate in a uniform noncontributory defined benefit retirement plan (Pension Plan) covering substantially all regular NU employees and also provide certain health care benefits, primarily medical and dental, and life insurance benefits through a benefit plan to retired employees (PBOP Plan). The components of net periodic benefit expense/(income) for the Pension Plan and the PBOP Plan for the six months ended June 30, 2004 and 2003 are estimated as follows:

     --------------------------------------------------------------------------
                                     For the Six Months Ended June 30,
     --------------------------------------------------------------------------
                              Pension Benefits         Postretirement Benefits
     --------------------------------------------------------------------------
     (Millions of Dollars)      2004      2003              2004        2003
     --------------------------------------------------------------------------
     Service cost             $ 20.3    $ 17.5             $ 3.0       $ 2.7
     Interest cost              59.4      58.5              12.7        13.4
     Expected return
       on plan assets          (87.5)    (91.3)             (6.2)       (7.5)
     Amortization of
       unrecognized net
       transition
       (asset)/obligation       (0.7)     (0.7)              5.9         5.9
     Amortization of
       prior service cost        3.6       3.6              (0.2)       (0.2)
     Amortization of
       actuarial loss/(gain)     7.8      (3.5)              -           -
     Other amortization, net     -         -                 5.7         3.2
     --------------------------------------------------------------------------
     Total - net periodic
       expense/(income)        $ 2.9    $(15.9)            $20.9       $17.5
     --------------------------------------------------------------------------

     A portion of these expenses/(income) is capitalized related to employees working on capital projects.

     NU does not expect to make any contributions to the Pension Plan in 2004. NU anticipates contributing approximately $10.4 million quarterly totaling $41.7 million in 2004 to fund its PBOP Plan.

     The actuarial gain resulting from the expansion of the Medicare program decreased the PBOP accumulated plan benefit obligation by $20 million and is currently being amortized as a reduction to PBOP expense over 13 years. For the six months ended June 30, 2004, this reduction in PBOP expense totaled approximately $1.4 million, including amortization of the actuarial gain of $0.8 million and a reduction in interest cost based on a lower PBOP benefit obligation of $0.6 million.

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

     The Utility Group segment, including both the regulated electric distribution and transmission businesses, as well as the gas distribution business comprised of Yankee Gas, represents approximately 69 percent and 75 percent of NU's total revenues for the six months ended June 30, 2004 and 2003, respectively, and includes the operations of the regulated electric utilities, CL&P, PSNH and WMECO, whose complete financial statements are included in NU's combined report on Form 10-Q. PSNH's distribution segment includes generation activities. Also included in this combined report on Form 10-Q is detailed information regarding CL&P's, PSNH's, and WMECO's transmission businesses. Utility Group revenues from the sale of electricity and natural gas primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.

     The NU Enterprises merchant energy business segment includes Select Energy, NGC, the generation operations of HWP, and their respective subsidiaries, while the eliminations and other business segment includes SESI, NGS, Woods Network, and their respective subsidiaries and intercompany eliminations. The results of NU Enterprises parent are also included within eliminations and other.

     Effective January 1, 2004, Select Energy began serving a portion of CL&P's transitional standard offer (TSO) load for 2004. Total Select Energy revenues from CL&P for CL&P's standard offer load, TSO load and for other transactions with CL&P, represented approximately $314.5 million or 22 percent for the six months ended June 30, 2004 and approximately $349.1 million or 30 percent for the six months ended June 30, 2003, of total NU Enterprises' revenues. Total CL&P purchases from NU Enterprises are eliminated in consolidation.

     Additionally, WMECO's purchases from Select Energy for standard offer and default service and for other transactions with Select Energy represented approximately $53 million and $68.2 million of total NU Enterprises' revenues for the six months ended June 30, 2004 and 2003, respectively. Total WMECO purchases from NU Enterprises are eliminated in consolidation. Select Energy revenues related to contracts with NSTAR companies represented $158.4 million or 11 percent of total NU Enterprises' revenues for the six months ended June 30, 2004. Select Energy also provides BGS in the New Jersey market. Select Energy revenues related to these contracts represented $213.7 million or 18 percent of total NU Enterprises' revenues for the six months ended June 30, 2003. No other individual customer represented in excess of 10 percent of NU Enterprises' revenues for the six months ended June 30, 2004 or 2003.

     Eliminations and other in the NU consolidated following tables includes the results for Mode 1 Communications, Inc., an investor in NEON, the results of the non-energy-related subsidiaries of Yankee (Yankee Energy Services Company, RMS, Yankee Energy Financial Services, and NorConn Properties, Inc.), the non-energy operations of HWP, the results of NU's parent and service companies, and write-downs of certain of the company's investments. Interest expense included in eliminations and other primarily relates to the debt of NU parent. Inter-segment eliminations of revenues and expenses are also included in eliminations and other. Eliminations and other includes NU's investment in RMS. Virtually all of the assets and liabilities of RMS were sold on June 30, 2004.

     NU's segment information for the three months and six months ended June 30, 2004 and 2003 is as follows (some amounts between segment schedules may not agree due to rounding):

---------------------------------------------------------------------------------------------------
                                        For the Six Months Ended June 30, 2004
---------------------------------------------------------------------------------------------------
                                  Utility Group
                     -------------------------------------
                           Distribution
(Millions of         ---------------------                        NU       Eliminations
Dollars)               Electric      Gas      Transmission   Enterprises     and Other      Totals
---------------------------------------------------------------------------------------------------
Operating revenues     $2,023.8   $  243.3        $ 64.5       $1,417.4       $(386.0)   $ 3,363.0
Depreciation and
amortization             (215.3)     (12.9)        (10.0)          (9.6)         (1.0)      (248.8)
Other
  operating
  expenses             (1,646.8)    (205.2)        (30.4)      (1,347.7)        383.1     (2,847.0)
---------------------------------------------------------------------------------------------------
Operating income/
  (loss)                  161.7       25.2          24.1           60.1          (3.9)       267.2
Interest
  expense, net            (79.2)      (8.4)         (5.6)         (25.9)         (6.8)      (125.9)
Other income/
  (loss), net               7.1       (0.6)         (0.2)           2.9          (4.7)         4.5
Income tax
  (expense)/
  benefit                 (30.9)      (4.1)         (5.8)         (15.4)          3.5        (52.7)
Preferred
  dividends                (2.8)       -             -              -             -           (2.8)
---------------------------------------------------------------------------------------------------
Net income/(loss)      $   55.9   $   12.1        $ 12.5       $   21.7       $ (11.9)   $    90.3
---------------------------------------------------------------------------------------------------
Total assets (1)       $8,411.1   $1,058.0        $  -         $2,248.4       $(203.7)   $11,513.8
---------------------------------------------------------------------------------------------------
Total investments
  in plant             $  189.3   $   22.5        $ 81.3       $   11.3       $   7.2    $   311.6
---------------------------------------------------------------------------------------------------

(1) Information for segmenting total assets between electric distribution and transmission is not available at June 30, 2004. On a NU consolidated basis, these distribution and transmission assets are disclosed in the electric distribution column above.

---------------------------------------------------------------------------------------------------
                                        For the Three Months Ended June 30, 2004
---------------------------------------------------------------------------------------------------
                                  Utility Group
                     -------------------------------------
                           Distribution
(Millions of         ---------------------                        NU       Eliminations
Dollars)               Electric      Gas      Transmission   Enterprises     and Other      Totals
---------------------------------------------------------------------------------------------------
Operating revenues      $964.1      $72.0        $33.5          $621.1        $(166.0)   $ 1,524.7
Depreciation and
  amortization          (105.1)      (6.5)        (5.2)           (4.8)          (0.4)      (122.0)
Other
  operating
  expenses              (790.2)     (65.3)       (17.2)         (600.1)         164.5     (1,308.3)
---------------------------------------------------------------------------------------------------
Operating income/
  (loss)                  68.8        0.2         11.1            16.2           (1.9)        94.4
Interest
  expense, net           (39.3)      (4.5)        (3.3)          (12.2)          (3.8)       (63.1)
Other income/
  (loss), net              3.8       (0.1)         0.2             1.6           (2.6)         2.9
Income tax
  (expense)/
  benefit                (10.3)       4.6         (2.7)           (2.7)           1.2         (9.9)
Preferred
  dividends               (1.4)       -            -                -             -           (1.4)
---------------------------------------------------------------------------------------------------
Net income/(loss)       $ 21.6      $ 0.2        $ 5.3          $  2.9        $  (7.1)   $    22.9
---------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------
                                        For the Six Months Ended June 30, 2003
---------------------------------------------------------------------------------------------------
                                  Utility Group
                     -------------------------------------
                           Distribution
(Millions of         ---------------------                        NU       Eliminations
Dollars)               Electric      Gas      Transmission   Enterprises     and Other      Totals
---------------------------------------------------------------------------------------------------
Operating revenues     $1,894.0     $223.1       $55.8         $1,168.0       $(426.7)    $2,914.2
Depreciation and
  amortization           (226.0)     (11.5)       (9.2)           (10.2)         (1.1)      (258.0)
Other
  operating
  expenses             (1,500.6)    (181.7)      (27.8)        (1,107.0)        425.5     (2,391.6)
---------------------------------------------------------------------------------------------------
Operating income/
  (loss)                  167.4       29.9        18.8             50.8          (2.3)       264.6
Interest
  expense, net            (83.8)      (6.6)       (2.8)           (23.1)         (6.8)      (123.1)
Other(loss)/
  income, net              (0.5)      (0.9)       (0.1)             2.8           0.1          1.4
Income tax
  (expense)/
  benefit                 (31.5)      (9.4)       (4.1)           (13.4)          5.4        (53.0)
Preferred
  dividends                (2.8)       -           -                -             -           (2.8)
---------------------------------------------------------------------------------------------------
Net income/(loss)      $   48.8     $ 13.0        $11.8        $   17.1       $  (3.6)    $   87.1
---------------------------------------------------------------------------------------------------
Total investments
  in plant             $  155.5     $ 22.6        $43.8        $    7.5       $   4.6     $   234.0
---------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------
                                        For the Three Months Ended June 30, 2003
---------------------------------------------------------------------------------------------------
                                  Utility Group
                     -------------------------------------
                           Distribution
(Millions of         ---------------------                        NU       Eliminations
Dollars)               Electric      Gas      Transmission   Enterprises     and Other      Totals
---------------------------------------------------------------------------------------------------
Operating revenues     $883.6       $ 72.1        $24.7         $555.1        $(205.5)    $1,330.0
Depreciation and
  amortization          (92.7)        (5.7)        (4.6)          (5.3)          (0.6)      (108.9)
Other
  operating
  expenses             (722.2)       (66.8)       (14.7)        (519.1)         205.4     (1,117.4)
---------------------------------------------------------------------------------------------------
Operating income/
  (loss)                 68.7         (0.4)         5.4           30.7           (0.7)       103.7
Interest
  expense, net          (41.4)        (3.4)        (1.5)         (12.0)          (1.2)       (59.5)
Other(loss)/
  income, net            (0.1)        (0.6)         -              2.5           (1.0)         0.8
Income tax
  (expense)/
  benefit               (11.2)         1.5         (0.1)          (9.3)           2.4        (16.7)
Preferred
  dividends              (1.4)         -            -              -              -           (1.4)
---------------------------------------------------------------------------------------------------
Net income/(loss)      $ 14.6       $ (2.9)       $ 3.8         $ 11.9        $  (0.5)    $   26.9
---------------------------------------------------------------------------------------------------

     Utility Group segment information related to the regulated electric distribution and transmission businesses for CL&P, PSNH and WMECO for the three months and six months ended June 30, 2004 and 2003 is as follows:

     ---------------------------------------------------------------------
              CL&P - For the Six Months Ended June 30, 2004
     ---------------------------------------------------------------------
     (Millions of
       Dollars)              Distribution   Transmission    Totals
     ---------------------------------------------------------------------
     Operating revenues        $1,384.0         $43.8      $1,427.8
     Depreciation and
       amortization              (113.8)         (7.4)       (121.2)
     Other
       operating
       expenses                (1,173.0)        (20.1)     (1,193.1)
     ---------------------------------------------------------------------
     Operating income              97.2          16.3         113.5
     Interest
       expense, net               (50.7)         (4.2)        (54.9)
     Other income, net             10.1           -            10.1
     Income tax
       expense                    (18.7)         (3.7)        (22.4)
     Preferred
       dividends                   (2.8)          -            (2.8)
     ---------------------------------------------------------------------
     Net income                $   35.1         $ 8.4      $   43.5
     ---------------------------------------------------------------------
     Total investments
       in plant                $  122.2         $66.2      $  188.4
     ---------------------------------------------------------------------

     ---------------------------------------------------------------------
              CL&P - For the Three Months Ended June 30, 2004
     ---------------------------------------------------------------------
     (Millions of
       Dollars)             Distribution    Transmission    Totals
     ---------------------------------------------------------------------
     Operating revenues        $656.3           $22.8       $679.1
     Depreciation and
       amortization             (59.9)           (3.7)       (63.6)
     Other
       operating
       expenses                (554.9)          (11.4)      (566.3)
     ---------------------------------------------------------------------
     Operating income            41.5             7.7         49.2
     Interest
       expense, net             (25.2)           (2.6)       (27.8)
     Other income, net            4.9             0.1          5.0
     Income tax
       expense                   (6.0)           (1.7)        (7.7)
     Preferred
       dividends                 (1.4)            -           (1.4)
     ---------------------------------------------------------------------
     Net income                $ 13.8           $ 3.5       $ 17.3
     ---------------------------------------------------------------------

     ---------------------------------------------------------------------
              CL&P - For the Six Months Ended June 30, 2003
     ---------------------------------------------------------------------
     (Millions of
       Dollars)             Distribution    Transmission    Totals
     ---------------------------------------------------------------------
     Operating revenues       $1,285.6          $35.6       $1,321.2
     Depreciation and
       amortization             (149.1)          (6.9)        (156.0)
     Other
       operating
       expenses               (1,042.8)         (18.6)      (1,061.4)
     ---------------------------------------------------------------------
     Operating income             93.7           10.1          103.8
     Interest
       expense, net              (54.6)          (2.1)         (56.7)
     Other income/
       (loss), net                 2.2           (0.2)           2.0
     Income tax
       expense                   (15.5)          (0.8)         (16.3)
     Preferred
       dividends                  (2.8)           -             (2.8)
     ---------------------------------------------------------------------
     Net income               $   23.0          $ 7.0       $   30.0
     ---------------------------------------------------------------------
     Total investments
       in plant               $  103.3          $33.9       $  137.2
     ---------------------------------------------------------------------

     ---------------------------------------------------------------------
              CL&P - For the Three Months Ended June 30, 2003
     ---------------------------------------------------------------------
     (Millions of
       Dollars)             Distribution    Transmission    Totals
     ---------------------------------------------------------------------
     Operating revenues       $599.5            $15.8       $615.3
     Depreciation and
       amortization            (70.4)            (3.4)       (73.8)
     Other
       operating
       expenses               (495.3)            (9.5)      (504.8)
     ---------------------------------------------------------------------
     Operating income           33.8              2.9         36.7
     Interest
       expense, net            (26.9)            (1.1)       (28.0)
     Other income, net           1.2              -            1.2
     Income tax
       (expense)/benefit        (4.8)             1.0         (3.8)
     Preferred
       dividends                (1.4)             -           (1.4)
     ---------------------------------------------------------------------
     Net income               $  1.9           $ 2.8        $  4.7
     ---------------------------------------------------------------------

     ---------------------------------------------------------------------
              PSNH - For the Six Months Ended June 30, 2004
     ---------------------------------------------------------------------
     (Millions of
       Dollars)             Distribution    Transmission    Totals
     ---------------------------------------------------------------------
     Operating revenues        $457.6          $13.0        $470.6
     Depreciation and
       amortization             (81.5)          (1.7)        (83.2)
     Other
       operating
       expenses                (328.7)          (7.0)       (335.7)
     ---------------------------------------------------------------------
     Operating income            47.4            4.3          51.7
     Interest
       expense, net             (21.5)          (0.8)        (22.3)
     Other loss, net             (2.2)           -            (2.2)
     Income tax
       expense                   (8.1)          (1.3)         (9.4)
     ---------------------------------------------------------------------
     Net income                $ 15.6          $ 2.2        $ 17.8
     ---------------------------------------------------------------------
     Total investments
       in plant                $ 51.9          $13.7        $ 65.6
     ---------------------------------------------------------------------

     ---------------------------------------------------------------------
              PSNH - For the Three Months Ended June 30, 2004
     ---------------------------------------------------------------------
     (Millions of
       Dollars)             Distribution    Transmission    Totals
     ---------------------------------------------------------------------
     Operating revenues        $219.9          $ 6.5        $226.4
     Depreciation and
       amortization             (35.6)          (0.9)        (36.5)
     Other
       operating
       expenses                (165.8)          (3.9)       (169.7)
     ---------------------------------------------------------------------
     Operating income            18.5            1.7          20.2
     Interest
       expense, net             (10.6)          (0.4)        (11.0)
     Other loss, net             (0.5)           -            (0.5)
     Income tax expense          (2.2)          (0.5)         (2.7)
     ---------------------------------------------------------------------
     Net income                $  5.2          $ 0.8        $  6.0
     ---------------------------------------------------------------------

     ---------------------------------------------------------------------
              PSNH - For the Six Months Ended June 30, 2003
     ---------------------------------------------------------------------
     (Millions of
       Dollars)             Distribution    Transmission    Totals
     ---------------------------------------------------------------------
     Operating revenues        $421.4          $12.7        $434.1
     Depreciation and
       amortization             (42.8)          (1.4)        (44.2)
     Other
       operating
       expenses                (322.6)          (6.2)       (328.8)
     ---------------------------------------------------------------------
     Operating income            56.0            5.1          61.1
     Interest
       expense, net             (22.6)          (0.5)        (23.1)
     Other (loss)/
       income, net               (2.5)           0.1          (2.4)
     Income tax expense         (11.9)          (1.8)        (13.7)
     ---------------------------------------------------------------------
     Net income                $ 19.0          $ 2.9        $ 21.9
     ---------------------------------------------------------------------
     Total investments
       in plant                $ 40.7          $ 9.2        $ 49.9
     ---------------------------------------------------------------------

     ---------------------------------------------------------------------
              PSNH - For the Three Months Ended June 30, 2003
     ---------------------------------------------------------------------
     (Millions of
       Dollars)             Distribution    Transmission    Totals
     ---------------------------------------------------------------------
     Operating revenues        $197.9          $ 5.5        $203.4
     Depreciation and
       amortization              (6.1)          (0.7)         (6.8)
     Other
       operating
       expenses                (163.3)          (3.6)       (166.9)
     ---------------------------------------------------------------------
     Operating income            28.5            1.2          29.7
     Interest
       expense, net             (11.2)          (0.3)        (11.5)
     Other loss, net             (1.2)           -            (1.2)
     Income tax expense          (5.4)          (0.5)         (5.9)
     ---------------------------------------------------------------------
     Net income                $ 10.7          $ 0.4        $ 11.1
     ---------------------------------------------------------------------

     ---------------------------------------------------------------------
              WMECO - For the Six Months Ended June 30, 2004
     ---------------------------------------------------------------------
     (Millions of
       Dollars)             Distribution   Transmission    Totals
     ---------------------------------------------------------------------
     Operating revenues        $182.3          $ 7.7        $190.0
     Depreciation and
       amortization             (20.1)          (0.9)       (21.0)
     Other
       operating
       expenses                (145.1)          (3.3)      (148.4)
     ---------------------------------------------------------------------
     Operating income            17.1            3.5         20.6
     Interest
       expense, net              (7.0)          (0.6)        (7.6)
     Other loss, net             (0.9)           -           (0.9)
     Income tax
       expense                   (4.0)          (1.0)        (5.0)
     ---------------------------------------------------------------------
     Net income                $  5.2          $ 1.9       $  7.1
     ---------------------------------------------------------------------
     Total investments
       in plant                $ 15.2          $ 1.4       $ 16.6
     ---------------------------------------------------------------------

     ---------------------------------------------------------------------
              WMECO - For the Three Months Ended June 30, 2004
     ---------------------------------------------------------------------
     (Millions of
       Dollars)             Distribution   Transmission    Totals
     ---------------------------------------------------------------------
     Operating revenues        $ 88.0          $ 4.1       $ 92.1
     Depreciation and
       amortization              (9.6)          (0.5)       (10.1)
     Other
       operating
       expenses                 (69.6)          (1.8)       (71.4)
     ---------------------------------------------------------------------
     Operating income             8.8            1.8         10.6
     Interest
       expense, net              (3.5)          (0.3)        (3.8)
     Other loss, net             (0.6)           -           (0.6)
     Income tax
       expense                   (2.1)          (0.5)        (2.6)
     ---------------------------------------------------------------------
     Net income                 $ 2.6          $ 1.0        $ 3.6
     ---------------------------------------------------------------------

     ---------------------------------------------------------------------
              WMECO - For the Six Months Ended June 30, 2003
     ---------------------------------------------------------------------
     (Millions of
       Dollars)             Distribution   Transmission    Totals
     ---------------------------------------------------------------------
     Operating revenues        $186.9          $ 7.5       $194.4
     Depreciation and
       amortization             (34.1)          (0.9)       (35.0)
     Other
       operating
       expenses                (135.1)          (3.0)      (138.1)
     ---------------------------------------------------------------------
     Operating income            17.7            3.6         21.3
     Interest
       expense, net              (6.6)          (0.2)        (6.8)
     Other loss, net             (0.2)           -           (0.2)
     Income tax
       expense                   (4.1)          (1.5)        (5.6)
     ---------------------------------------------------------------------
     Net income                $  6.8          $ 1.9       $  8.7
     ---------------------------------------------------------------------
     Total investments
       in plant                $ 11.5          $ 0.7       $ 12.2
     ---------------------------------------------------------------------

     ---------------------------------------------------------------------
              WMECO - For the Three Months Ended June 30, 2003
     ---------------------------------------------------------------------
     (Millions of
       Dollars)             Distribution    Transmission    Totals
     ---------------------------------------------------------------------
     Operating revenues        $86.4           $ 3.3       $ 89.7
     Depreciation and
       amortization            (16.2)           (0.5)       (16.7)
     Other
       operating
       expenses                (63.7)           (1.5)       (65.2)
     ---------------------------------------------------------------------
     Operating income            6.5             1.3          7.8
     Interest
       expense, net             (3.3)           (0.1)        (3.4)
     Other loss, net            (0.2)            -           (0.2)
     Income tax
       expense                  (1.0)           (0.6)        (1.6)
     ---------------------------------------------------------------------
     Net income                $ 2.0           $ 0.6        $ 2.6
     ---------------------------------------------------------------------

     NU Enterprises' segment information for the three months and six months ended June 30, 2004 and 2003 is as follows. Information regarding the energy services business segment is included in the eliminations and other column:

     --------------------------------------------------------------------------
                    NU Enterprises - For the Six Months Ended June 30, 2004
     --------------------------------------------------------------------------
     (Millions of                            Eliminations
       Dollars)           Merchant Energy      and Other           Totals
     --------------------------------------------------------------------------
     Operating revenues       $1,285.0           $132.4           $1,417.4
     Depreciation and
       amortization               (8.6)            (1.0)              (9.6)
     Other
       operating
       expenses               (1,214.5)          (133.2)          (1,347.7)
     --------------------------------------------------------------------------
     Operating income             61.9             (1.8)              60.1
     Interest
       expense, net              (21.6)            (4.3)             (25.9)
     Other (loss)/
       income, net                (0.1)             3.0                2.9
     Income tax
       (expense)/
       benefit                   (16.6)             1.2              (15.4)
     --------------------------------------------------------------------------
     Net income/(loss)        $   23.6           $ (1.9)          $   21.7
     --------------------------------------------------------------------------
     Total assets             $1,936.9           $311.5           $2,248.4
     --------------------------------------------------------------------------
     Total investments
       in plant               $    9.9           $  1.4           $   11.3
     --------------------------------------------------------------------------

     --------------------------------------------------------------------------
                    NU Enterprises - For the Three Months Ended June 30, 2004
     --------------------------------------------------------------------------
     (Millions of                            Eliminations
       Dollars)           Merchant Energy      and Other           Totals
     --------------------------------------------------------------------------
     Operating revenues       $  550.5           $ 70.6           $  621.1
     Depreciation and
       amortization               (4.3)            (0.5)              (4.8)
     Other
       operating
       expenses                 (527.6)           (72.5)            (600.1)
     --------------------------------------------------------------------------
     Operating income             18.6             (2.4)              16.2
     Interest
       expense, net              (10.4)            (1.8)             (12.2)
     Other income, net             -                1.6                1.6
     Income tax
       (expense)/
       benefit                    (3.7)             1.0               (2.7)
     --------------------------------------------------------------------------
     Net income/(loss)        $    4.5           $ (1.6)          $    2.9
     --------------------------------------------------------------------------
     Total assets             $1,936.9           $311.5           $2,248.4
     --------------------------------------------------------------------------

     --------------------------------------------------------------------------
                    NU Enterprises - For the Six Months Ended June 30, 2003
     --------------------------------------------------------------------------
     (Millions of                            Eliminations
       Dollars)           Merchant Energy      and Other           Totals
     --------------------------------------------------------------------------
     Operating revenues       $1,055.1           $112.9           $1,168.0
     Depreciation and
       amortization               (8.8)            (1.4)            (10.2)
     Other
       operating
       expenses                 (997.4)          (109.6)         (1,107.0)
     Operating income             48.9              1.9              50.8
     Interest
       expense, net              (19.9)            (3.2)            (23.1)
     Other (loss)/
       income, net                (2.2)             5.0               2.8
     Income tax
       expense                   (11.3)            (2.1)            (13.4)
     --------------------------------------------------------------------------
     Net income               $   15.5           $  1.6          $   17.1
     --------------------------------------------------------------------------
     Total investments
       in plant               $    6.8           $  0.7          $    7.5
     --------------------------------------------------------------------------

     --------------------------------------------------------------------------
                    NU Enterprises - For the Three Months Ended June 30, 2003
     --------------------------------------------------------------------------
     (Millions of                            Eliminations
       Dollars)           Merchant Energy      and Other           Totals
     --------------------------------------------------------------------------
     Operating revenues       $ 492.1            $ 63.0          $  555.1
     Depreciation and
       amortization              (4.4)             (0.9)             (5.3)
     Other
       operating
       expenses                (458.6)            (60.5)           (519.1)
     --------------------------------------------------------------------------
     Operating income            29.1               1.6              30.7
     Interest
       expense, net             (10.1)             (1.9)            (12.0)
     Other (loss)/
       income, net               (1.0)              3.5               2.5
     Income tax
       expense                   (7.4)             (1.9)             (9.3)
     --------------------------------------------------------------------------
     Net income               $  10.6            $  1.3          $   11.9
     --------------------------------------------------------------------------



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             June 30,            December 31,
                                                               2004                 2003
                                                         ----------------    ----------------
                                                                 (Thousands of Dollars)
ASSETS
------

Current Assets:
  Cash                                                   $              1    $          5,814
  Unrestricted cash from affiliated counterparty                   22,000                 -
  Restricted cash - LMP costs                                     123,887              93,630
  Investments in securitizable assets                             190,388             166,465
  Receivables, net                                                 45,658              60,759
  Accounts receivable from affiliated companies                    83,796              73,986
  Unbilled revenues                                                 7,994               6,961
  Materials and supplies, at average cost                          32,310              31,583
  Derivative assets                                               159,565             115,370
  Prepayments and other                                             7,856              12,521
                                                         ----------------    ----------------
                                                                  673,455             567,089
                                                         ----------------    ----------------
Property, Plant and Equipment:
  Electric utility                                              3,522,606           3,355,794
     Less: Accumulated depreciation                             1,053,411           1,018,173
                                                         ----------------    ----------------
                                                                2,469,195           2,337,621
  Construction work in progress                                   231,717             224,277
                                                         ----------------    ----------------
                                                                2,700,912           2,561,898
                                                         ----------------    ----------------

Deferred Debits and Other Assets:
  Regulatory assets                                             1,599,068           1,673,010
  Prepaid pension                                                 312,345             305,320
  Other                                                           103,029              99,577
                                                         ----------------    ----------------
                                                                2,014,442           2,077,907
                                                         ----------------    ----------------
Total Assets                                             $      5,388,809    $      5,206,894
                                                         ================    ================

The accompanying notes are an integral part of these consolidated financial statements.



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                            June 30,            December 31,
                                                              2004                 2003
                                                         ----------------    ----------------
                                                         (Thousands of Dollars)
LIABILITIES AND CAPITALIZATION
------------------------------

Current Liabilities:
  Notes payable to banks                                 $          5,000    $            -
  Notes payable to affiliated companies                           196,225              91,125
  Accounts payable                                                236,324             138,155
  Accounts payable to affiliated companies                        138,723             176,948
  Accrued taxes                                                    25,980              65,587
  Accrued interest                                                 10,299              10,361
  Derivative liabilities                                           54,528              54,566
  Other                                                            69,827              49,674
                                                         ----------------    ----------------
                                                                  736,906             586,416
                                                         ----------------    ----------------

Rate Reduction Bonds                                            1,060,902           1,124,779
                                                         ----------------    ----------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                               635,462             609,068
  Accumulated deferred investment tax credits                      89,825              90,885
  Deferred contractual obligations                                296,994             318,043
  Regulatory liabilities                                          797,151             752,992
  Other                                                            83,015              79,935
                                                         ----------------    ----------------
                                                                1,902,447           1,850,923
                                                         ----------------    ----------------
Capitalization:
  Long-Term Debt                                                  831,158             830,149
                                                         ----------------    ----------------
  Preferred Stock - Non-Redeemable                                116,200             116,200
                                                         ----------------    ----------------
  Common Stockholder's Equity:
    Common stock, $10 par value - authorized
     24,500,000 shares; 6,035,205 shares outstanding
     in 2004 and 2003                                              60,352              60,352
    Capital surplus, paid in                                      349,474             326,629
    Retained earnings                                             331,735             311,793
    Accumulated other comprehensive loss                             (365)               (347)
                                                         ----------------    ----------------
  Common Stockholder's Equity                                     741,196             698,427
                                                         ----------------    ----------------
Total Capitalization                                            1,688,554           1,644,776
                                                         ----------------    ----------------

Commitments and Contingencies (Note 4)

Total Liabilities and Capitalization                     $      5,388,809    $      5,206,894
                                                         ================    ================

The accompanying notes are an integral part of these consolidated financial statements.



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                    June 30,
                                                          --------------------------  ----------------------------
                                                                2004          2003          2004          2003
                                                          ------------- ------------  -------------- -------------
                                                                            (Thousands of Dollars)
Operating Revenues                                        $    679,080  $    615,268  $  1,427,770  $  1,321,184
                                                          ------------  ------------  ------------  ------------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power                 391,607       353,211       861,264       773,416
     Other                                                     124,300       100,928       216,437       176,767
  Maintenance                                                   18,416        20,676        34,847        31,854
  Depreciation                                                  29,425        25,911        58,050        51,327
  Amortization of regulatory assets, net                         9,143        24,550         8,583        53,832
  Amortization of rate reduction bonds                          25,086        23,333        54,548        50,819
  Taxes other than income taxes                                 31,937        30,006        80,594        79,368
                                                          ------------  ------------  ------------  ------------
    Total operating expenses                                   629,914       578,615     1,314,323     1,217,383
                                                          ------------  ------------  ------------  ------------
Operating Income                                                49,166        36,653       113,447       103,801

Interest Expense:
  Interest on long-term debt                                    10,346         9,900        20,245        20,012
  Interest on rate reduction bonds                              16,128        17,762        32,718        35,906
  Other interest                                                 1,324           353         1,905           756
                                                          ------------  ------------  ------------  ------------
    Interest expense, net                                       27,798        28,015        54,868        56,674
                                                          ------------  ------------  ------------  ------------
Other Income, Net                                                5,031         1,219        10,098         1,963
                                                          ------------  ------------  ------------  ------------
Income Before Income Tax Expense                                26,399         9,857        68,677        49,090
Income Tax Expense                                               7,754         3,793        22,419        16,304
                                                          ------------  ------------  ------------  ------------
Net Income                                                $     18,645  $      6,064  $     46,258  $     32,786
                                                          ============  ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                            --------------------------------
                                                                                 2004                2003
                                                                            -------------       ------------
                                                                                  (Thousands of Dollars)
Operating Activities:
  Net income                                                                $     46,258        $    32,786
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation                                                                  58,050             51,327
    Deferred income taxes and investment tax credits, net                         15,709            (22,612)
    Amortization of regulatory assets, net                                         8,583             53,832
    Amortization of rate reduction bonds                                          54,548             50,819
    Amortization of recoverable energy costs                                      (6,486)           (28,779)
    Increase in prepaid pension                                                   (7,025)           (14,283)
    Regulatory overrecoveries                                                     17,223             63,513
    Other sources of cash                                                         14,079              6,792
    Other uses of cash                                                           (32,567)           (40,882)
  Changes in current assets and liabilities:
    Restricted cash - LMP costs                                                  (30,257)               -
    Unrestricted cash from affiliated counterparty                               (22,000)               -
    Receivables and unbilled revenues, net                                         4,258              9,070
    Materials and supplies                                                          (727)             1,622
    Investments in securitizable assets                                          (23,923)            32,376
    Other current assets                                                           4,665              9,950
    Accounts payable                                                              59,944             17,015
    Accrued taxes                                                                (39,607)            (9,481)
    Other current liabilities                                                     20,053             (5,223)
                                                                            ------------        -----------
Net cash flows provided by operating activities                                  140,778            207,842
                                                                            ------------        -----------

Investing Activities:
  Investments in plant                                                          (188,349)          (137,157)
  NU system Money Pool borrowing                                                 105,100             17,200
  Other investment activities                                                       (804)            (2,809)
                                                                            ------------        -----------
Net cash flows used in investing activities                                      (84,053)          (122,766)
                                                                            ------------        -----------

Financing Activities:
  Retirement of rate reduction bonds                                             (63,877)           (59,510)
  Capital contribution from Northeast Utilities                                   23,000                -
  Increase in short-term debt                                                      5,000                -
  Cash dividends on preferred stock                                               (2,779)            (2,779)
  Cash dividends on common stock                                                 (23,537)           (20,037)
  Other financing activities                                                        (345)              (300)
                                                                            ------------        -----------
Net cash flows used in financing activities                                      (62,538)           (82,626)
                                                                            ------------        -----------
Net (decrease)/increase in cash                                                   (5,813)             2,450
Cash - beginning of period                                                         5,814                159
                                                                            ------------        -----------
Cash - end of period                                                        $          1        $     2,609
                                                                            ============        ===========

The accompanying notes are an integral part of these consolidated financial statements.



         THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


CL&P is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 2004 Form 10-Q, and the NU 2003 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the second quarter of 2004 and the first six months of 2004 are provided in the table below.

                                           Income Statement Variances
                                              (Millions of Dollars)
                                              2004 over/(under) 2003
                                              ----------------------
                                      Second                 Six
                                      Quarter    Percent    Months    Percent
                                      -------    -------    ------    -------

Operating Revenues:                    $ 64        10%       $107         8%

Operating Expenses:
Fuel, purchased and net
  interchange power                      38        11          88        11
Other operation                          23        23          40        22
Maintenance                              (2)      (11)          3         9
Depreciation                              3        14           7        13
Amortization of
  regulatory assets, net                (15)      (63)        (45)      (84)
Amortization of rate
  reduction bonds                         2         8           4         7
Taxes other than income taxes             2         6           1         2
                                       ----      ----        ----      ----

Total operating expenses                 51         9          98         8
                                       ----      ----        ----      ----

Operating income                         13        34           9         9
                                       ----      ----        ----      ----

Interest expense, net                     -         -          (2)       (3)
Other income, net                         4        (a)          8        (a)
                                       ----      ----        ----      ----
Income before income tax expense         17        (a)         19        40
Income tax expense                        4        (a)          6        38
                                       ----      ----        ----      ----
Net Income                             $ 13        (a)%      $ 13        41%
                                       ====      ====        ====      ====

(a) Percent greater than 100.

Comparison of the Second Quarter of 2004 to the Second Quarter of 2003

Operating Revenues
Operating revenues increased $64 million in the second quarter of 2004, compared with the same period in 2003, due to higher distribution retail revenues ($57 million) and higher transmission revenues ($7 million).

Retail revenues were higher due to an increase in TSO service revenues ($53 million), the 2004 collection of Federally Mandated Congestion Costs (FMCC) ($35 million) as compared to the 2003 collection of SMD costs ($30 million), higher sales volumes for distribution revenues ($8 million) and an increase in the retail transmission rate ($5 million), partially offset by the 2003 recovery of certain fuel costs ($9 million) and lower rates for the recovery of system benefit and transition costs ($8 million). Retail sales in the second quarter of 2004 were 4.8 percent higher than the same period last year. Transmission revenues were higher due to the October 2003 implementation of the transmission rate case filed at the FERC.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased $38 million primarily due to higher standard offer service supply costs resulting from new contracts effective on January 1, 2004 ($51 million), partially offset by the 2003 recovery of certain fuel costs ($9 million).

Other Operation
Other operation expenses increased $23 million primarily due to higher reliability must run costs ($15 million) which are recovered through the FMCC charge and higher administrative and general expenses ($6 million) primarily due to higher pension costs.

Maintenance
Maintenance expenses decreased $2 million primarily due to lower distribution maintenance tree trimming expenses.

Depreciation
Depreciation expense increased $3 million due to higher utility plant balances and higher depreciation rates resulting from the distribution rate case decision effective in January 2004.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net decreased $15 million primarily due to lower amortization related to the recovery of system benefit and transition charges ($9 million), and a reduction to amortization expense resulting from the implementation of the distribution rate case decision effective in January 2004 ($7 million).

Amortization of Rate Reduction Bonds
Amortization of rate reduction bonds increased $2 million due to the repayment of additional principal.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $2 million primarily due to higher Connecticut gross earnings taxes as a result of an increase in revenue and higher local property taxes.

Other Income, Net
Other income, net increased $4 million primarily due to the recognition beginning in 2004 of a procurement fee approved in the TSO docket ($3 million).

Income Tax Expense
Income tax expense increased $4 million due to higher income before tax expense offset by a lower effective tax rate.

Comparison of the First Six Months of 2004 to the First Six Months of 2003

Operating Revenues
Operating revenues increased $107 million in the first six months of 2004, compared with the same period in 2003, due to higher distribution retail revenues ($126 million) and higher transmission revenue ($8 million), partially offset by lower wholesale revenues ($28 million).

Retail revenues were higher due to an increase in TSO revenues ($103 million), the 2004 collection of FMCC ($75 million) as compared to the 2003 collection of SMD costs ($30 million), higher sales volumes for distribution revenues ($12 million) and an increase in the retail transmission rate ($13 million), partially offset by the 2003 recovery of certain fuel costs ($21 million) and lower recovery of system benefit and transition costs ($21 million). Retail sales in the first six months of 2004 were 3.3 percent higher than the same period last year. Transmission revenues were higher due to the October 2003 implementation of the transmission rate case filed at the FERC. Wholesale revenues are lower due to a lower number of wholesale transactions.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased $88 million primarily due to an increase in the standard offer service requirements rates for CL&P ($120 million), partially offset by the 2003 recovery of certain fuel costs ($21 million) and lower wholesale purchases ($12 million).

Other Operation
Other operation expenses increased $40 million primarily due to higher reliability must run costs ($20 million) which are recovered through the FMCC charge, higher administrative and general expenses ($9 million) primarily due to higher pension costs, higher retail transmission expenses ($5 million), higher distribution expenses ($2 million), and higher customer-related expenses ($2 million).

Maintenance
Maintenance expenses increased $3 million primarily due to the 2003 positive resolution of the CL&P Millstone use of proceeds docket.

Depreciation
Depreciation expense increased $7 million due to higher utility plant balances and higher depreciation rates resulting from the distribution rate case decision effective in January 2004.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net decreased $45 million primarily due to lower amortization related to the recovery of system benefit and transition charges ($31 million), and a reduction to amortization expense resulting from the implementation of the distribution rate case decision effective in January 2004 ($15 million).

Amortization of Rate Reduction Bonds
Amortization of rate reduction bonds increased $4 million due to the repayment of additional principal.

Interest Expense, Net
Interest expense, net decreased $2 million due to lower rate reduction bond interest resulting from lower principal balances outstanding.

Other Income, Net
Other income, net increased $8 million primarily due to the recognition beginning in 2004 of a procurement fee approved in the TSO docket ($6 million).

Income Tax Expense
Income tax expense increased $6 million due to higher income before tax expense offset by a lower effective tax rate.

LIQUIDITY

CL&P's net cash flows provided by operating activities decreased to $140.8 million for the six months ended June 30, 2004 from $207.8 million for the same period in 2003. Cash flows provided by operating activities decreased due to decreased regulatory overrecoveries and amortization of regulatory assets and decreases in working capital items, primarily restricted cash - LMP costs, investments in securitizable assets and accrued taxes. The decrease in regulatory overrecoveries is primarily due to lower stranded cost and generation service collections in the first six months of 2004 compared to 2003. The lower level of collections caused lower current taxable income and an increase in deferred income taxes from 2003. The decrease in amortization of regulatory assets is primarily due to lower amortization related to the recovery of system benefit and transition costs and implementation of the distribution rate case decision. These decreases were partially offset by an accounts payable increase in the first six months of 2004 resulting from TSO supply purchases at higher prices and an increased percentage of TSO purchases from unaffiliated suppliers. The reclassification of overdraft amounts and a timing difference of payments also contributed to the increase in accounts payable offset by a decrease in the payments made to Select Energy.

CL&P's net cash flows used in investing activities decreased to $84.1 million for the first six months of 2004 from $122.8 million for the same period of 2003. The decrease in investing activities is primarily due to the level of NU Money Pool borrowings offset by higher capital expenditures during the first six months of 2004 as compared to the same period in 2003.

CL&P's capital expenditures totaled $188.3 million for the six months ended June 30, 2004 compared to $137.2 million for the same period of 2003. CL&P's 2004 capital expenditures were budgeted to be $440 million, but are now projected to be $383.7 million. The lower level of capital expenditures was primarily related to delays in certain transmission projects as a result of appeals of decisions by the Connecticut Siting Council (CSC) and other legal and regulatory delays. Further delays in certain major projects could cause CL&P's actual capital spending to be below this projection.

The level of financing activities for the six months ended June 30, 2004 included a capital contribution from NU in the amount of $23 million. CL&P also paid $23.5 million in common dividends to NU during the first half of 2004 compared to $20 million during the same period in 2003.

At June 30, 2004, CL&P had $5 million in borrowings outstanding on the Utility Group's $300 million revolving credit line. This credit line is scheduled to mature in November 2004 and is expected to be renewed for at least one year.

In addition to its revolving credit line, CL&P has an arrangement with a financial institution under which CL&P can sell up to $100 million of accounts receivable and unbilled revenues. At June 30, 2004, CL&P had sold accounts receivable totaling $80 million to that financial institution.
For more information regarding the sale of receivables, see Note 1H, "Summary of Significant Accounting Policies - Sale of Customer Receivables" to the consolidated financial statements.

On June 23, 2004, the DPUC approved CL&P's request to issue up to $280 million of debt securities. CL&P expects to issue the debt later in 2004. Proceeds will be used to repay short-term debt and to refinance a $59 million, 8.5 percent bond issuance that will be redeemed on August 10, 2004 at a call premium of 3.87 percent. At June 30, 2004, CL&P had $196.2 million in short-term debt outstanding from the NU Money Pool.

As part of the approved SMD settlement agreement, CL&P paid $83 million to suppliers on July 8, 2004, and agreed to refund $75 million to its customers. Of the combined payment and refund amount totaling $158 million, $31 million has not been funded into the restricted cash - LMP costs account. Additionally, as part of the DPUC's final decision regarding CL&P's CTA and SBC docket, the DPUC ordered a refund to CL&P's customers of $88.5 million over a seven-month period beginning with October 2004 consumption. These refunds, when combined with CL&P's proposed capital projects and previously ordered refunds of CTA and SBC amounts, will negatively impact CL&P's liquidity. However, CL&P expects no difficulty funding these additional requirements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                              June 30,        December 31,
                                                                2004              2003
                                                           --------------   ---------------
                                                           (Thousands of Dollars)
ASSETS
------

Current Assets:
  Cash                                                     $       3,464    $        2,737
  Special deposits                                                   -              30,104
  Receivables, net                                                69,617            67,121
  Accounts receivable from affiliated companies                   14,691            11,291
  Unbilled revenues                                               39,399            39,220
  Fuel, materials and supplies, at average cost                   59,737            54,533
  Derivative assets                                                  399             1,510
  Prepayments and other                                           23,471             9,945
                                                           -------------    ---------------
                                                                 210,778           216,461
                                                           -------------    ---------------

Property, Plant and Equipment:
  Electric utility                                             1,577,562         1,517,513
  Other                                                            5,706             5,707
                                                           -------------    ---------------
                                                               1,583,268         1,523,220
     Less: Accumulated depreciation                              650,884           635,029
                                                           -------------    ---------------
                                                                 932,384           888,191
  Construction work in progress                                   37,900            37,401
                                                           -------------    ---------------
                                                                 970,284           925,592
                                                           -------------    ---------------
Deferred Debits and Other Assets:
  Regulatory assets                                              941,982           969,434
  Other                                                           58,788            60,324
                                                           -------------    ---------------
                                                               1,000,770         1,029,758
                                                           -------------    ---------------
Total Assets                                               $   2,181,832    $    2,171,811
                                                           =============    ===============

The accompanying notes are an integral part of these consolidated financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                June 30,       December 31,
                                                                  2004             2003
                                                            -------------------------------
                                                            (Thousands of Dollars)
LIABILITIES AND CAPITALIZATION
------------------------------

Current Liabilities:
  Notes payable to banks                                    $          -      $      10,000
  Notes payable to affiliated companies                             62,100           48,900
  Accounts payable                                                  44,407           48,408
  Accounts payable to affiliated companies                          23,861           13,911
  Accrued taxes                                                     16,720            2,543
  Accrued interest                                                  10,701           10,894
  Unremitted rate reduction bond collections                        10,435           11,051
  Derivative liabilities                                               -              1,414
  Other                                                             16,296           16,689
                                                            --------------    -------------
                                                                   184,520          163,810
                                                            --------------    -------------

Rate Reduction Bonds                                               450,814          472,222
                                                            --------------    -------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                324,822          338,930
  Accumulated deferred investment tax credits                        1,861            2,096
  Deferred contractual obligations                                  58,668           64,237
  Regulatory liabilities                                           287,937          272,081
  Accrued pension                                                   50,677           44,766
  Other                                                             29,453           26,124
                                                            --------------    -------------
                                                                   753,418          748,234
                                                            --------------    -------------
Capitalization:
  Long-Term Debt                                                   407,285          407,285
                                                            --------------    -------------

  Common Stockholder's Equity:
    Common stock, $1 par value - authorized
     100,000,000 shares; 301 shares outstanding
     in 2004 and 2003                                                  -                -
    Capital surplus, paid in                                       156,446          156,555
    Retained earnings                                              229,483          223,822
    Accumulated other comprehensive loss                              (134)            (117)
                                                            --------------    -------------
  Common Stockholder's Equity                                      385,795          380,260
                                                            --------------    -------------
Total Capitalization                                               793,080          787,545
                                                            --------------    -------------

Commitments and Contingencies (Note 4)

Total Liabilities and Capitalization                        $    2,181,832    $   2,171,811
                                                            ==============    =============

The accompanying notes are an integral part of these consolidated financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                             -------------------------    -------------------------
                                                                 2004          2003           2004          2003
                                                             -----------   -----------    -----------  ------------
Operating Revenues                                           $   226,448   $   203,364    $   470,596   $   434,132
                                                             -----------   -----------    -----------  ------------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power                    99,960        99,065        202,002       210,565
     Other                                                        39,862        36,032         78,554        64,376
  Maintenance                                                     20,947        23,732         37,155        37,177
  Depreciation                                                    11,433        10,720         22,764        21,327
  Amortization/(overrecovery) of regulatory assets, net           14,435       (13,419)        38,950         4,151
  Amortization of rate reduction bonds                            10,612         9,510         21,468        18,756
  Taxes other than income taxes                                    8,965         8,056         17,985        16,729
                                                              ----------   -----------   ------------   -----------
    Total operating expenses                                     206,214       173,696        418,878       373,081
                                                              ----------   -----------   ------------   -----------
Operating Income                                                  20,234        29,668         51,718        61,051

Interest Expense:
  Interest on long-term debt                                       3,934         3,853          7,941         7,700
  Interest on rate reduction bonds                                 6,810         7,334         13,767        14,744
  Other interest                                                     293           365            605           612
                                                              ----------   -----------    -----------   ------------
    Interest expense, net                                         11,037        11,552         22,313        23,056
                                                              ----------   -----------    -----------   -----------
Other Loss, Net                                                     (486)       (1,173)        (2,259)       (2,384)
                                                              ----------   -----------    -----------   -----------
Income Before Income Tax Expense                                   8,711        16,943         27,146        35,611
Income Tax Expense                                                 2,686         5,889          9,361        13,730
                                                              ----------   -----------    -----------   -----------
Net Income                                                    $    6,025   $    11,054    $    17,785   $    21,881
                                                              ==========   ===========    ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                            -------------------------------
                                                                                 2004               2003
                                                                            -------------      ------------
                                                                                 (Thousands of Dollars)
Operating activities:
  Net income                                                                 $   17,785         $   21,881
  Adjustments to reconcile to net cash flows
   provided by/(used in) operating activities:
    Depreciation                                                                 22,764             21,327
    Deferred income taxes and investment tax credits, net                       (12,250)             3,179
    Amortization/(overrecovery) of regulatory assets, net                        38,950              4,151
    Amortization of rate reduction bonds                                         21,468             18,756
    Amortization of recoverable energy costs                                     11,694             11,694
    Regulatory recoveries                                                        (8,107)             2,806
    Other sources of cash                                                        10,491             18,278
    Other uses of cash                                                           (9,587)           (23,785)
  Changes in current assets and liabilities:
    Receivables and unbilled revenues, net                                       (6,075)            11,341
    Fuel, materials and supplies                                                 (5,204)             3,538
    Other current assets                                                        (13,526)           (30,795)
    Accounts payable                                                              5,949            (11,044)
    Accrued taxes                                                                14,177            (49,181)
    Other current liabilities                                                    (1,231)            (9,322)
                                                                             ----------         ----------
Net cash flows provided by/(used in) operating activities                        87,298             (7,176)
                                                                             ----------         ----------

Investing Activities:
  Investments in plant                                                          (56,536)           (49,937)
  NU system Money Pool borrowing                                                 13,200             86,800
  Buyout/buydown of IPP contracts                                                 -                (20,437)
  Payment for acquisition of CVEC                                               (30,104)             -
  Other investment activities                                                    30,519             10,364
                                                                             ----------         ----------
Net cash flows (used in)/provided by investing activities                       (42,921)            26,790
                                                                             ----------         ----------

Financing Activities:
  Retirement of rate reduction bonds                                            (21,408)           (17,830)
  Decrease in short-term debt                                                   (10,000)             -
  Cash dividends on common stock                                                (12,124)            (5,600)
  Other financing activities                                                       (118)               (98)
                                                                             ----------         ----------
Net cash flows used in financing activities                                     (43,650)           (23,528)
                                                                             ----------         ----------
Net increase/(decrease) in cash                                                     727             (3,914)
Cash - beginning of period                                                        2,737              5,319
                                                                             ----------         ----------
Cash - end of period                                                         $    3,464         $    1,405
                                                                             ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.




         PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


PSNH is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 2004 Form 10-Q, the NU 2003 Form 10-K, and the current report on Form 8-K dated July 14, 2004.

RESULTS OF OPERATIONS

The components of significant income statement variances for the second quarter of 2004 and for the first six months of 2004 are provided in the table below.

                                           Income Statement Variances
                                              (Millions of Dollars)
                                              2004 over/(under) 2003
                                              ----------------------
                                      Second                 Six
                                      Quarter    Percent    Months    Percent
                                      -------    -------    ------    -------

Operating Revenues:                    $ 23        11%       $ 36         8%

Operating Expenses:
Fuel, purchased and net
  interchange power                       1         1          (9)       (4)
Other operation                           4        11          14        22
Maintenance                              (3)      (12)          -         -
Depreciation                              -         -           1         7
Amortization/(overrecovery)
  of regulatory assets, net              28        (a)         35        (a)
Amortization of rate
  reduction bonds                         1        12           3        14
Taxes other than income taxes             1        11           1         8
                                       ----      ----        ----      ----
Total operating expenses                 32        19          45        12
                                       ----      ----        ----      ----

Operating income                         (9)      (32)         (9)      (15)
                                       ----      ----        ----      ----

Interest expense, net                     -         -          (1)       (3)
Other loss, net                           1        59           -         -
                                       ----      ----        ----      ----
Income before income tax expense         (8)      (49)         (8)      (24)

Income tax expense                       (3)      (54)         (4)      (32)
                                       ----      ----        ----      ----
Net Income                             $ (5)      (45)%      $ (4)      (19)%
                                       ====      ====        ====      ====

(a)  Percent greater than 100.

Comparison of the Second Quarter of 2004 to the Second Quarter of 2003

Operating Revenues
Operating revenues increased $23 million in the second quarter of 2004, as compared to the same period in 2003, primarily due to higher distribution retail revenue ($21 million). Distribution retail revenue increased primarily due to higher transition service energy revenue ($16 million) as a result of a combination of increased transition service energy rates as of February 2004 ($14 million) and higher sales volumes ($2 million), higher stranded cost revenues ($4 million), and higher retail sales volumes for the delivery component of rates ($2 million). Retail kilowatt-hour
(kWh) sales increased by 3.3 percent in 2004.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power increased $1 million primarily as a result of higher retail sales.

Other Operation
Other operation expenses increased $4 million primarily due to higher transmission expenses ($1 million), higher fossil steam expense ($1 million), and higher administrative expense ($1 million) primarily due to higher pension costs.

Maintenance
Maintenance expense decreased $3 million primarily due to lower fossil steam expenses ($4 million), mainly due to a higher level of fossil production maintenance overhaul expenses in 2003, partially offset by higher tree trimming expenses ($1 million).

Amortization/(Overrecovery) of Regulatory Assets, Net
Amortization/(overrecovery) of regulatory assets, net increased $28 million primarily due to higher recovery of stranded and transition service energy costs as compared to actual costs.

Amortization of Rate Reduction Bonds
Amortization of rate reduction bonds increased $1 million as a result of the repayment of additional principal.

Other Loss, Net
Other loss, net decreased $1 million primarily due to a 2004 investment gain recognized by Properties, Inc.

Income Tax Expense
Income tax expense decreased $3 million primarily due to lower book taxable income.

Comparison of the First Six Months of 2004 to the First Six Months of 2003

Operating Revenues
Operating revenues increased $36 million in the first six months of 2004 compared with the same period of 2003, primarily due to higher distribution retail revenue ($48 million), partially offset by lower wholesale revenue ($13 million). Distribution retail revenue increased primarily due to higher transition service energy revenue ($36 million) as a result of a combination of increased transition service energy rates as of February 2004 ($27 million) and higher sales volumes ($9 million), higher stranded cost revenues ($9 million), and higher retail sales volumes for the delivery component of rates ($5 million). Retail kWh sales increased by
5.1 percent in 2004. The regulated wholesale revenue decrease is primarily due to a lower number of wholesale transactions in the first quarter of 2004.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power decreased $9 million primarily as a result of lower regulated energy and capacity purchases.

Other Operation
Other operation expenses increased $14 million primarily due to higher transmission expenses ($4 million), higher fossil steam expense ($3 million), and higher administrative expenses ($5 million) primarily due to higher pension costs.

Amortization/(Overrecovery) of Regulatory Assets, Net
Amortization/(overrecovery) of regulatory assets, net increased $35 million primarily due to higher recovery of stranded and transition service energy costs as compared to actual costs.

Amortization of Rate Reduction Bonds
Amortization of rate reduction bonds increased $3 million as a result of the repayment of additional principal.

Income Tax Expense
Income tax expense decreased $4 million primarily due to lower book taxable income.

LIQUIDITY

PSNH's net cash flows provided by operating activities totaled $87.3 million for the six months ended June 30, 2004, compared with net cash flows used in operating activities of $7.2 million for the same period in 2003. Cash flows provided by operating activities increased due to changes in working capital items, primarily accrued taxes and amortization of regulatory assets. Accrued taxes decreased in 2003 due to the payment of taxes on the gain on the sale of Seabrook. Amortization of regulatory assets increased in the first six months of 2004 primarily due to higher recovery of stranded and transition service energy costs.

There was a higher level of investing activities in the first six months of 2004 primarily due to an increase in capital expenditures offset by a lower level of borrowings from the NU Money Pool.

PSNH's capital expenditures totaled $56.5 million for the six months ended June 30, 2004 compared to $49.9 million in the same period of 2003. PSNH's 2004 capital expenditures were budgeted to be $160 million, but are now projected to be $152.4 million.

There was also a higher level of financing activities during the first six months of 2004 primarily due to a decrease in short-term debt. PSNH also paid $12.1 million in dividends to NU in the first half of 2004 compared to $5.6 million for the same period of 2003. PSNH did not pay dividends to NU during the first quarter of 2003.

At June 30, 2004, PSNH had no borrowings outstanding on the Utility Group's $300 million revolving credit line. This credit line is scheduled to mature in November 2004 and is expected to be renewed for at least one year.

On July 22, 2004, PSNH issued $50 million of first mortgage bonds at a fixed interest rate of 5.25 percent. Proceeds were used to pay down short-term debt and fund PSNH's capital expenditure program. At June 30, 2004, PSNH had $62.1 million in short-term debt outstanding from the NU Money Pool.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                              June 30,         December 31,
                                                                2004               2003
                                                           --------------     --------------
                                                                (Thousands of Dollars)
ASSETS
------

Current Assets:
  Cash                                                    $              1    $              1
  Unrestricted cash from affiliated counterparty                    10,750                 -
  Receivables, net                                                  35,087              40,103
  Accounts receivable from affiliated companies                      9,640                  20
  Unbilled revenues                                                 14,953              10,299
  Materials and supplies, at average cost                            1,661               1,584
  Prepayments and other                                                793               1,139
                                                          ----------------    ----------------
                                                                    72,885              53,146
                                                          ----------------    ----------------
Property, Plant and Equipment:
  Electric utility                                                 623,293             612,450
     Less: Accumulated depreciation                                182,498             177,803
                                                          ----------------    ----------------
                                                                   440,795             434,647
  Construction work in progress                                     17,083              13,124
                                                          ----------------    ----------------
                                                                   457,878             447,771
                                                          ----------------    ----------------

Deferred Debits and Other Assets:
  Regulatory assets                                                250,118             268,180
  Prepaid pension                                                   77,623              75,386
  Other                                                             18,784              19,081
                                                          ----------------    ----------------
                                                                   346,525             362,647
                                                          ----------------    ----------------
Total Assets                                              $        877,288    $        863,564
                                                          ================    ================

The accompanying notes are an integral part of these consolidated financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                            June 30,         December 31,
                                                              2004              2003
                                                        ----------------   -----------------
                                                              (Thousands of Dollars)
LIABILITIES AND CAPITALIZATION
------------------------------

Current Liabilities:
  Notes payable to banks                                $            -     $         10,000
  Notes payable to affiliated companies                           24,300             31,400
  Accounts payable                                                25,283             10,173
  Accounts payable to affiliated companies                        10,776             13,789
  Accrued taxes                                                    6,034                765
  Accrued interest                                                 2,696              2,544
  Other                                                           21,043              9,785
                                                        ----------------   ----------------
                                                                  90,132             78,456
                                                        ----------------   ----------------

Rate Reduction Bonds                                             127,628            132,960
                                                        ----------------   ----------------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                              216,032            216,547
  Accumulated deferred investment tax credits                      3,158              3,326
  Deferred contractual obligations                                81,175             86,937
  Regulatory liabilities                                          31,551             27,776
  Other                                                            7,822              8,357
                                                        ----------------   ----------------
                                                                 339,738            342,943
                                                        ----------------   ----------------
Capitalization:
  Long-Term Debt                                                 157,454            157,202
                                                        ----------------   ----------------
  Common Stockholder's Equity:
    Common stock, $25 par value - authorized
     1,072,471 shares; 434,653 shares outstanding
     in 2004 and 2003                                             10,866             10,866
    Capital surplus, paid in                                      75,996             69,544
    Retained earnings                                             75,561             71,677
    Accumulated other comprehensive loss                             (87)               (84)
                                                        ----------------   ----------------
  Common Stockholder's Equity                                    162,336            152,003
                                                        ----------------   ----------------
Total Capitalization                                             319,790            309,205
                                                        ----------------   ----------------

Commitments and Contingencies (Note 4)

Total Liabilities and Capitalization                    $        877,288   $        863,564
                                                        ================   ================

The accompanying notes are an integral part of these consolidated financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                           Three Months Ended       Six Months Ended
                                                                 June 30,               June 30,
                                                       -----------------------  -----------------------
                                                           2004         2003        2004       2003
                                                       ----------- -----------  ----------- -----------

Operating Revenues                                     $   92,056  $    89,665  $  189,978  $   194,451
                                                       ----------  -----------  ----------  -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power             49,540       45,164     106,151       98,167
     Other                                                 15,112       13,771      28,972       27,541
  Maintenance                                               3,787        3,459       7,136        6,593
  Depreciation                                              3,732        3,515       7,419        6,986
  Amortization of regulatory assets, net                    3,730       10,646       8,285       23,094
  Amortization of rate reduction bonds                      2,596        2,459       5,277        4,928
  Taxes other than income taxes                             2,990        2,837       6,122        5,809
                                                       ----------  -----------  ----------  -----------
        Total operating expenses                           81,487       81,851     169,362      173,118
                                                       ----------  -----------  ----------  -----------
Operating Income                                           10,569        7,814      20,616       21,333

Interest Expense:
  Interest on long-term debt                                1,482          744       2,945        1,536
  Interest on rate reduction bonds                          2,105        2,267       4,254        4,575
  Other interest                                              194          345         431          721
                                                       ----------  -----------  ----------  -----------
     Interest expense, net                                  3,781        3,356       7,630        6,832
                                                       ----------  -----------  ----------  -----------
Other Loss, Net                                              (637)        (222)       (918)        (227)
                                                       ----------  -----------  ----------  -----------
Income Before Income Tax Expense                            6,151        4,236      12,068       14,274
Income Tax Expense                                          2,571        1,650       4,942        5,620
                                                       ----------  -----------  ----------  -----------
Net Income                                             $    3,580  $     2,586  $    7,126  $     8,654
                                                       ==========  ===========  ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.




WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                            -------------------------------
                                                                                 2004               2003
                                                                            -------------      ------------
                                                                                  (Thousands of Dollars)
Operating Activities:
  Net income                                                                 $    7,126        $     8,654
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation                                                                  7,419              6,986
    Deferred income taxes and investment tax credits, net                        (2,221)            (9,841)
    Amortization of regulatory assets, net                                        8,285             23,094
    Amortization of rate reduction bonds                                          5,277              4,928
    Amortization of recoverable energy costs                                        298                299
    Increase in prepaid pension                                                  (2,237)            (3,740)
    Regulatory overrecoveries                                                     7,977              4,120
    Other sources of cash                                                         1,790                291
    Other uses of cash                                                           (7,664)            (6,742)
  Changes in current assets and liabilities:
    Unrestricted cash from affiliated counterparty                              (10,750)               -
    Receivables and unbilled revenues, net                                       (9,258)               (89)
    Materials and supplies                                                          (77)              (519)
    Other current assets                                                            346                470
    Accounts payable                                                             12,097             10,140
    Accrued taxes                                                                 5,269                126
    Other current liabilities                                                    11,409                674
                                                                            -----------        -----------
Net cash flows provided by operating activities                                  35,086             38,851
                                                                            -----------        -----------
Investing Activities:
  Investments in plant                                                          (16,627)           (12,201)
  NU system Money Pool lending                                                   (7,100)            (6,500)
  Other investment activities                                                       734               (279)
                                                                            -----------        -----------
Net cash flows used in investing activities                                     (22,993)           (18,980)
                                                                            -----------        -----------
Financing Activities:
  Retirement of rate reduction bonds                                             (5,332)            (4,973)
  Decrease in short-term debt                                                   (10,000)            (7,000)
  Capital contribution from Northeast Utilities                                   6,500                -
  Cash dividends on common stock                                                 (3,242)            (8,006)
  Other financing activities                                                        (19)               (14)
                                                                            -----------        -----------
Net cash flows used in financing activities                                     (12,093)           (19,993)
                                                                            -----------        -----------
Net decrease in cash                                                                -                 (122)
Cash - beginning of period                                                            1                123
                                                                            -----------        -----------
Cash - end of period                                                        $         1        $         1
                                                                            ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.



           WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


WMECO is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 2004 Form 10-Q, and the NU 2003 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the second quarter of 2004 and the first six months of 2004 are provided in the table below.


                                           Income Statement Variances
                                              (Millions of Dollars)
                                              2004 over/(under) 2003
                                              ----------------------
                                      Second                 Six
                                      Quarter    Percent    Months    Percent
                                      -------    -------    ------    -------

Operating Revenues:                    $  2         3%       $ (5)       (2)%

Operating Expenses:
Fuel, purchased and net
  interchange power                       5        10           8         8
Other operation                           1        10           1         5
Maintenance                               -         -           1         8
Depreciation                              -         -           1         6
Amortization of
  regulatory assets, net                 (7)      (65)        (15)      (64)
Amortization of rate
  reduction bonds                         -         -           -         -
Taxes other than income taxes             -         -           -         -
                                       ----      ----        ----      ----
Total operating expenses                 (1)        -          (4)       (2)
                                       ----      ----        ----      ----

Operating income                          3        35          (1)       (3)
                                       ----      ----        ----      ----

Interest expense, net                     1        13           1        12
Other loss, net                           -         -           -         -
                                       ----      ----        ----      ----
Income before income tax expense          2        45          (2)      (15)
Income tax expense                        1        56           -         -
                                       ----      ----        ----      ----
Net Income                             $  1        38%       $ (2)      (18)%
                                       ====      ====        ====      ====

Comparison of the Second Quarter of 2004 to the Second Quarter of 2003

Operating Revenues
Operating revenues increased $2 million in the first quarter of 2004, as compared to the same period in 2003, primarily due to higher retail revenue ($3 million), partially offset by lower wholesale revenue ($1 million). Retail revenue increased primarily due to higher retail sales volumes. Retail kWh sales increased by 8.2 percent in 2004. Higher standard offer service revenues ($5 million) were equally offset by a reduction in transition charge revenues ($5 million) due to rate changes. The regulated wholesale revenue decrease is primarily due to a lower number of wholesale transactions.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased $5 million primarily due to higher standard offer supply costs.

Other Operation
Other operation increased $1 million primarily due to higher pension costs.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net decreased $7 million primarily due to the lower recovery of stranded costs as a result of the decrease in the transition component of retail rates.

Interest Expense, Net
Interest expense, net increased $1 million primarily due to higher long-term debt levels.

Income Tax Expense
Income tax expense increased $1 million primarily due to higher book taxable income.

Comparison of the First Six Months of 2004 to the First Six Months of 2003

Operating Revenues
Operating revenues decreased $5 million in the first six months of 2004 compared with the same period of 2003, primarily due to lower wholesale and other revenue ($6 million), partially offset by higher retail revenues ($1 million). Wholesale revenues were lower primarily due to a lower number of wholesale transactions. Retail revenue increased primarily due to higher retail sales volumes. Retail kWh sales increased by 3.3 percent in 2004. An increase in standard offer service revenues ($12 million) was offset by a decrease in the transition charge rate ($11 million).

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased $8 million primarily due to higher standard offer supply costs.

Other Operation
Other operation increased $1 million primarily due to higher pension costs ($2 million), partially offset by lower transmission expenses.

Maintenance
Maintenance expense increased $1 million primarily due to higher tree trimming expenses.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net decreased $15 million primarily due to the lower recovery of stranded costs as a result of the decrease in the transition component of retail rates.

Interest Expense, Net
Interest expense, net increased $1 million primarily due to higher long-term debt levels.

LIQUIDITY

WMECO's net cash flows provided by operating activities decreased to $35.1 million for the first six months of 2004 from $38.9 million for the same period of 2003. Net cash flows provided by operating activities decreased primarily due to decreases in accounts receivable and amortization of regulatory assets, partially offset by an increase in other current liabilities. Amortization of regulatory assets decreased in the first six months of 2004 primarily due to the lower recovery of stranded costs as a result of the decrease in the transition component of retail rates. The increase in other current liabilities in the first six months of 2004 is primarily due to cash collateral received from Select Energy.

WMECO's net cash flows used in investing activities were $23 million for the six months ended June 30, 2004, compared with $19 million for the same period of 2003. The higher level of investing activities is primarily due to higher capital expenditures during the first six months of 2004.

WMECO's capital expenditures totaled $16.6 million for the six months ended June 30, 2004 compared to $12.2 million for the same period of 2003.

WMECO paid $3.2 million in dividends to NU in the first half of 2004 compared to $8 million for the same period of 2003. WMECO also received a capital contribution from NU in the amount of $6.5 million during the six months ended June 30, 2004.

At June 30, 2004, WMECO had no borrowings outstanding on the Utility Group's $300 million revolving credit line. This credit line is scheduled to mature in November 2004 and is expected to be renewed for at least one year.

On July 19, 2004, the DTE issued an order approving WMECO's financing of its prior spent nuclear fuel liability through the issuance of up to $52 million in debt. WMECO plans to issue this debt by the end of 2004.

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

Select Energy has determined a hypothetical change in the fair value for its wholesale and retail marketing portfolio, which includes cash flow hedges and electricity, natural gas and oil contracts, assuming a 10 percent change in forward market prices. At June 30, 2004, a 10 percent change in market price would have resulted in an increase in fair value of $24.6 million or a decrease in fair value of $22.7 million.

The impact of a change in electricity, natural gas and oil prices on Select Energy's wholesale and retail marketing portfolio at June 30, 2004, is not necessarily representative of the results that will be realized when these contracts are physically delivered.

NU Enterprises - Trading Contracts: At June 30, 2004, Select Energy has calculated the market price resulting from a 10 percent change in forward market prices. That 10 percent change would result in approximately a $0.7 million increase or decrease in the fair value of the Select Energy trading portfolio. In the normal course of business, Select Energy also faces risks that are either non-financial or non-quantifiable. These risks principally include credit risk, which is not reflected in this sensitivity analysis.

Other Risk Management Activities

Interest Rate Risk Management: NU manages its interest rate risk exposure in accordance with its written policies and procedures by maintaining a mix of fixed and variable rate debt. At June 30, 2004, approximately 83 percent (72 percent including the debt subject to the fixed-to-floating interest rate swap in variable rate debt) of NU's long-term debt, including fees and interest due for spent nuclear fuel disposal costs, is at a fixed interest rate. The remaining long-term debt is variable-rate and is subject to interest rate risk that could result in earnings volatility. Assuming a one percentage point increase in NU's variable interest rates, including the rate on debt subject to the fixed-to-floating interest rate swap, annual interest expense would have increased by $4.4 million. At June 30, 2004, NU parent maintained a fixed-to-floating interest rate swap to manage the interest rate risk associated with its $263 million of fixed-rate debt.

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

At June 30, 2004 and December 31, 2003, Select Energy maintained collateral balances from counterparties of $105 million and $46.5 million, respectively. These amounts are included in both unrestricted cash from counterparties and other current liabilities on the accompanying consolidated balance sheets.

The Utility Group has a lower level of credit risk related to providing regulated electric and gas distribution service than NU Enterprises. However, the Utility Group companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies. The Utility Group manages the credit risk with these counterparties in accordance with established credit risk practices and maintains an oversight group that monitors contracting risk such as credit risk.

Additional quantitative and qualitative disclosures about market risk are set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," to the consolidated financial statements herein.

ITEM 4.   CONTROLS AND PROCEDURES

NU, CL&P, PSNH and WMECO (collectively, the companies) evaluated the design and operation of their disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Exchange Act and the rules and forms of the SEC. This evaluation was made under the supervision and with the participation of management, including the companies' principal executive officer and principal financial officer, as of the end of the period covered by this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that the companies' disclosure controls and procedures are effective to ensure that information required to be disclosed by the companies in reports that it files under the Exchange Act i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the companies' internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect the companies' internal control over financial reporting.


                            PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

1.   Consolidated Edison, Inc. v. NU - Merger Appeals and Related
     Litigation

This litigation consists of the consolidated civil lawsuits filed in the United States District Court for the Southern District of New York
(District Court) by Con Edison and NU regarding the parties' October 19,
1999 Agreement and Plan of Merger, as amended and restated as of January 11, 2000 (Merger Agreement). In its amended complaint, Con Edison alleges that NU failed to perform material obligations under the Merger Agreement, that there was a "Material Adverse Change" with respect to NU and that certain conditions precedent to Con Edison's obligation to merge with NU was not and could not e satisfied. (Con Edison's amended complaint further asserted claims for fraud and negligent misrepresentation which were dismissed on summary judgment on March 15, 2003.) In its counterclaim, NU seeks damages in excess of $1 billion alleging that Con Edison is in material breach of the Merger
Agreement based on its repudiation thereof and its refusal to proceed with the merger.

The companies have completed discovery in the litigation and submitted cross motions for summary judgment. The District Court has denied Con Edison's motion in its entirety, leaving intact NU's claim for breach of the Merger and eliminating Con Edison's claims against NU for fraud and negligent misrepresentation.

On December 24, 2003, the District Court granted Robert Rimkoski's July 24, 2003 motion to intervene as the representative of the March 5, 2001 class of NU shareholders, who he asserts are entitled to any damages which may be payable by Con Edison. NU filed a cross-claim against Rimkoski seeking a declaratory ruling that NU's current shareholders are the proper third-party beneficiaries under the Merger Agreement, rather than the March 5, 2001 class of shareholders. By order dated May 15, 2004, the District Court issued its opinion that the March 5, 2001 class of shareholders are the proper beneficiaries under the Merger Agreement. Citing "substantial grounds for difference of opinion" and the potential impact of this decision beyond the issues in this case, the court certified the decision for appeal to the Second Circuit Court of Appeals. In addition, the court included in its certification the previous determination that the NU shareholders are the intended third-party beneficiaries under the Merger Agreement.

NU and Con Edison filed separate petitions for appeal on June 1, 2004 with the Second Circuit Court of Appeals. Further action by the Second Circuit is expected later this summer.

No trial date has been set. At this stage of the litigation, management can predict neither the outcome of this matter nor its ultimate effect on NU.

2.   Connecticut Yankee Atomic Power Company Decommissioning Dispute

On June 13, 2003, the Connecticut Yankee Atomic Power Company (CYAPC) gave notice of termination of its contract with Bechtel for the decommissioning of the Connecticut Yankee nuclear power plant. CYAPC terminated the contract due to Bechtel's history of incomplete and untimely performance and refusal to perform remaining decommissioning work.

On June 23, 2003, Bechtel filed a complaint against CYAPC in Connecticut Superior Court in Middletown, Connecticut. Bechtel seeks a number of remedies, including money damages, rescission of the contract and the reasonable value of the work performed to date, attorneys' fees and punitive damages. On August 22, 2003, CYAPC filed its answer and counterclaims; the case has been assigned to the complex litigation docket and discovery is ongoing. A hearing date of August 26, 2004 has been set.

On June 18, 2004, Bechtel initiated notice that it intends to seek from the court a prejudgment remedy in the amount of $93.5 million by garnishing CYAPC's assets, the CYAPC's shareholders' contributions to the decommissioning trust and proceeds of litigation. On July 16, 2004, CYAPC filed its objection to the motion. A hearing date has not yet been set.

On July 1, 2004, CYAPC filed with the FERC to increase its decommissioning collections from $16.7 million per year to $93 million per year for the six-year period beginning January 1, 2005.

For further information relating to the dispute with Bechtel, see Part I,
Item 3, "Legal Proceedings" in NU's 2003 Form 10-K. For further information relating to decommissioning collections, See Part I, Item 1, "Business - Nuclear Generation - Decommissioning" in NU's 2003 Form 10-K.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases made by or on behalf of NU or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended June 30, 2004.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of NU held on May 11, 2004 the following eleven nominees were elected to serve on the Board of Trustees by the votes set forth below:

                                   For         Withheld        Total

 1.  Richard H. Booth          106,388,501     2,103,147     108,491,648
 2.  Cotton M. Cleveland       103,622,056     4,869,592     108,491,648
 3.  Sanford Cloud, Jr.        106,346,006     2,145,642     108,491,648
 4.  James F. Cordes           106,448,281     2,043,367     108,491,648
 5.  E. Gail de Planque        106,210,616     2,281,032     108,491,648
 6.  John H. Forsgren          103,651,100     4,840,548     108,491,648
 7.  John G. Graham            106,477,215     2,014,433     108,491,648
 8.  Elizabeth T. Kennan       103,350,481     5,141,167     108,491,648
 9.  Robert E. Patricelli      103,584,021     4,907,627     108,491,648
10.  Charles W. Shivery        103,598,864     4,892,784     108,491,648
11.  John F. Swope             103,528,979     4,962,669     108,491,648

NU's shareholders also ratified the Board of Trustees' selection of Deloitte & Touche LLP to serve as independent auditors of NU and its subsidiaries for 2004. The vote ratifying such selection was 107,361,178 votes in favor and 597,888 votes against, with 532,582 abstentions.

CL&P. In a written Consent in Lieu of an Annual Meeting of Stockholders of CL&P (Consent) dated June 28, 2004, stockholders voted to fix the number of directors for the ensuing year at three. The vote fixing the number of directors at three was 6,035,205 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of CL&P. Through the Consent, the following three directors were elected, each by a vote of 6,035,205 shares in favor, to serve on the Board of Directors for the ensuing year: David H. Boguslawski, Cheryl W. Grise, and Leon J. Olivier.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits (NU)

     Exhibit No.    Description
     -----------    -----------

     15             Deloitte & Touche LLP Letter Regarding Unaudited Financial
                    Information

     31 Certification of Charles W. Shivery, Chairman, President and Chief Executive Officer of Northeast Utilities, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004

     31.1 Certification of John H. Forsgren, Vice Chairman, Executive Vice President and Chief Financial Officer of Northeast Utilities, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004

     32 Certification of Charles W. Shivery, Chairman, President and Chief Executive Officer of Northeast Utilities and John H. Forsgren, Vice Chairman, Executive Vice President and Chief Financial Officer of Northeast Utilities, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004

(a)  Listing of Exhibits (CL&P)

     31 Certification of Cheryl W. Grise, Chief Executive Officer of The Connecticut Light and Power Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004

     31.1 Certification of John H. Forsgren, Executive Vice President and Chief Financial Officer of The
                    Connecticut Light and Power Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004

     32 Certification of Cheryl W. Grise, Chief Executive Officer of The Connecticut Light and Power Company and John H. Forsgren, Executive Vice President and Chief Financial Officer of The Connecticut Light and Power Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004

(a)  Listing of Exhibits (PSNH)

     31 Certification of Cheryl W. Grise, Chief Executive Officer of Public Service Company of New Hampshire, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004

     31.1 Certification of John H. Forsgren, Executive Vice President and Chief Financial Officer of Public Service Company of New Hampshire, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004

     32 Certification of Cheryl W. Grise, Chief Executive Officer of Public Service Company of New Hampshire and John H. Forsgren, Executive Vice President and Chief Financial Officer of Public Service Company of New Hampshire, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004

(a)  Listing of Exhibits (WMECO)

     31 Certification of Cheryl W. Grise, Chief Executive Officer of Western Massachusetts Electric Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004

     31.1 Certification of John H. Forsgren, Executive Vice President and Chief Financial Officer of Western Massachusetts Electric Company, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004

     32 Certification of Cheryl W. Grise, Chief Executive Officer of Western Massachusetts Electric Company and John H. Forsgren, Executive Vice President and Chief Financial Officer of Western Massachusetts Electric Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004

(b)  Reports on Form 8-K:

NU filed a current report on Form 8-K dated May 19, 2004 disclosing:

o The issuance of a news release relating to a decision by the court hearing its merger litigation with Con Edison.

NU and PSNH filed current reports on Form 8-K dated July 14, 2004 disclosing:

o The filing with the NHPUC of a settlement among several parties with regards to its delivery service rate case.



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



Date:  August 6, 2004          By  /s/ John H. Forsgren
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


                              THE CONNECTICUT LIGHT AND POWER COMPANY
                              ---------------------------------------
                                           Registrant



Date:  August 6, 2004          By  /s/ John H. Forsgren
       --------------              ---------------------------------------
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


                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                              ---------------------------------------
                                            Registrant



Date:  August 6, 2004          By  /s/ John H. Forsgren
       --------------              ---------------------------------------
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


                                WESTERN MASSACHUSETTS ELECTRIC COMPANY
                                --------------------------------------
                                              Registrant



Date:  August 6, 2004          By  /s/ John H. Forsgren
       --------------              ---------------------------------------
                                       John H. Forsgren
                                       Executive Vice President
                                       and Chief Financial Officer
                                       (for the Registrant and as
                                       Principal Financial Officer)